Form 10-Q
period 1998-03-31
MICROMUSE INC
filed 1998-05-14
CIK 1036425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------



                                    FORM 10-Q

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                        Commission file number 333-42177

                                 MICROMUSE INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              94-3288385
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                               139 TOWNSEND STREET
                         SAN FRANCISCO, CALIFORNIA 94107
                                 (415) 538-9090
               (Address, including ZIP code, and telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]     No [   ]

14,872,251 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 1998.

                                 MICROMUSE INC.



                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I - Financial Information


Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at March 31, 1998 and
                September 30, 1997                                                        3

            Condensed Consolidated Statements of Operations for the three and
                six months ended March 31, 1998 and 1997                                  4

            Condensed Consolidated Statements of Cash Flows for the six
                months ended March 31, 1998 and 1997                                      5

            Notes to Condensed Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           8


PART II - Other Information


Item 1.  Legal Proceedings                                                               23

Item 6.  Exhibits and Reports on Form 8-K                                                23

Signature                                                                                24

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MICROMUSE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                     ASSETS

                                                                              March 31,    September 30,
                                                                                1998           1997
                                                                              ---------    -------------
Current assets:
   Cash and cash equivalents                                                  $ 36,085       $ 13,741
   Short-term investments                                                        6,883             --
   Accounts receivable                                                           4,773          4,461
   Prepaid expenses and other current assets                                     1,116            935
   Related party loan                                                               --          1,153
                                                                              --------       --------
       Total current assets                                                     48,857         20,290

   Property and equipment, net                                                   2,657          2,450
                                                                              --------       --------
                                                                              $ 51,514       $ 22,740
                                                                              ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                           $  1,784       $  2,654
   Accrued expenses                                                              3,484          3,133
   Deferred revenues                                                             3,310          1,322
                                                                              --------       --------
       Total current liabilities                                                 8,578          7,109

Redeemable convertible preferred stock; $0.01 par value; 5,988 shares
   authorized; 4,488 shares issued and outstanding at September 30, 1997            --         22,865

Stockholders' equity (deficit)
   Common stock; $0.01 par value; 18,500 shares authorized;
       6,706 and 14,872 shares outstanding as of September 30, 1997
       and March 31, 1998, respectively                                            149             67
   Additional paid-in capital                                                   55,489          2,390
   Treasury stock, at cost: 120 shares at September 30, 1997                        --           (300)
   Deferred compensation                                                          (187)          (215)
   Cumulative translation adjustment                                               (54)            52
   Accumulated deficit                                                         (12,461)        (9,228)
                                                                              --------       --------
       Total stockholders' equity (deficit)                                     42,936         (7,234)
                                                                              --------       --------
                                                                              $ 51,514       $ 22,740
                                                                              ========       ========



   See accompanying notes to the condensed consolidated financial statements.

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three months ended          Six months ended
                                                           March 31,                  March 31,
                                                      1998         1997          1998         1997
                                                    --------      -------      --------      -------
Revenues:
   License                                          $  4,914      $ 1,095      $  8,649      $ 1,897
   Maintenance and services                            1,281          616         2,375        1,040
                                                    --------      -------      --------      -------
      Total revenues                                   6,195        1,711        11,024        2,937
                                                    --------      -------      --------      -------

Cost of revenues:
   License                                               312          108           627          169
   Maintenance and services                              802          180         1,564          346
                                                    --------      -------      --------      -------
      Total cost of revenues                           1,114          288         2,191          515
                                                    --------      -------      --------      -------
      Gross profit                                     5,081        1,423         8,833        2,422
                                                    --------      -------      --------      -------

Operating expenses:
   Sales and marketing                                 3,489        1,951         6,633        2,955
   Research and development                            1,337          383         2,406          686
   General and administrative                          1,011        1,553         1,903        2,020
                                                    --------      -------      --------      -------
      Total operating expenses                         5,837        3,887        10,942        5,661
                                                    --------      -------      --------      -------
      Loss from operations                              (756)      (2,464)       (2,109)      (3,239)

Other income (expense)                                   160         (450)          210         (424)
                                                    --------      -------      --------      -------
      Loss from continuing operations                   (596)      (2,914)       (1,899)      (3,663)

Income (loss) from discontinued operations                --           18            --         (102)
                                                    --------      -------      --------      -------
      Net loss                                          (596)      (2,896)       (1,899)      (3,765)

Accretion on redeemable convertible
   preferred stock                                      (444)         (89)       (1,334)         (89)
                                                    --------      -------      --------      -------
      Net loss applicable to holders of
         common stock                               $ (1,040)     $(2,985)     $ (3,233)     $(3,854)
                                                    ========      =======      ========      =======


Per share of common stock:
   Basic and diluted net loss                       $  (0.10)     $ (0.49)     $  (0.40)     $ (0.63)
   Pro forma basic and diluted net loss             $  (0.04)                  $  (0.15)

Weighted average shares used in calculation of:
   Basic and diluted net loss                         10,443        6,100         8,127        6,100
   Pro forma basic and diluted net loss               13,293                     12,466


   See accompanying notes to the condensed consolidated financial statements.

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                 Six months ended
                                                                       March 31,
                                                                  1998         1997
                                                                --------      -------
Cash flows from operating activities:
   Net loss                                                     $ (1,899)     $(3,765)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                  573          459
      Deferred compensation expense                                   28           --
      Changes in operating assets and liabilities:
         Accounts receivable                                        (312)       1,005
         Inventories                                                  --         (563)
         Prepaid expenses and other current assets                  (181)        (934)
         Related party loan                                        1,153          159
         Accounts  payable                                          (870)       1,211
         Accrued expenses                                            351           56
         Deferred revenues                                         1,988          797
                                                                --------      -------
            Cash provided by (used in) operating activities          831       (1,575)
                                                                --------      -------

Cash flows from investing activities:
   Capital expenditures                                             (780)        (356)
   Purchase of short-term investments                             (6,883)          --
                                                                --------      -------
      Cash used in investing activities                           (7,663)        (356)
                                                                --------      -------

Cash flows from financing activities:
   Payment of bank overdraft                                          --         (781)
   Proceeds from short-term notes                                     --        2,500
   Payment of short-term notes                                        --       (3,578)
   Payment of long-term notes                                         --          (54)
   Proceeds from issuance of common stock, net                    34,282           --
   Proceeds from issuance of preferred stock                          --        6,151
   Purchase of treasury stock                                     (5,000)          --
                                                                --------      -------
      Cash provided by financing activities                       29,282        4,238

Effects of exchange rate changes on cash and cash
   equivalents                                                      (106)         (13)
                                                                --------      -------
Net increase in cash and cash equivalents                         22,344        2,294
                                                                --------      -------
Cash and cash equivalents at beginning of period                  13,741          594
                                                                --------      -------
Cash and cash equivalents at end of period                      $ 36,085      $ 2,888
                                                                ========      =======


   See accompanying notes to the condensed consolidated financial statements.

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 12, 1998. The September 30, 1997 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported net loss or stockholders' equity (deficit).

Cash Equivalents

The Company considers all highly liquid instruments with a purchased maturity of 90 days or less to be cash equivalents.

Marketable Securities

The Company has invested in certain equity securities that are categorized as held-to-maturity. The fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximate their carrying value due to their short maturities.

Net Loss Per Share

Pro forma basic and diluted net loss per share is computed using the weighted average number of shares of common stock and redeemable convertible preferred stock outstanding on an as-if converted basis. Excluded from the computation of diluted loss per share and pro forma diluted loss per share were options to acquire 1.7 million shares of common stock with a weighted average exercise price of $3.88 per share because their effects would be anti-dilutive.

Recent Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


15, 1997. The Company has not yet determined whether it has any separately reportable business segments.

NOTE 2.  REGISTRATION STATEMENT

In February 1998, the Company raised $34.3 million of net proceeds from the sale of 3.2 million shares of the Company's common stock pursuant to an initial public offering (IPO). Under the terms of the offering, all the outstanding shares of Series B and Series C preferred stock were converted into 2.0 million shares and 2.4 million shares of common stock, respectively, upon the closing of the IPO. In addition, the Series A warrant was converted into 1.5 million shares of common stock.

NOTE 3.  EMPLOYEE STOCK PURCHASE PLAN

In February 1998, the Company adopted the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. Under the ESPP 300,000 shares of Common Stock have been reserved for issuance. All full-time regular employees who were employed by the Company on the effective date of the initial public offering were eligible to participate in the ESPP after completing a three-month waiting period.

Eligible employees may contribute up to 15% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of Common Stock, but not more than 1,250 shares per accumulation period. The value of the Common Stock (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. Participants may withdraw their contributions at any time before stock is purchased.

The purchase price is equal to 85% of the lower of (a) the market price of Common Stock immediately before the beginning of the applicable offering period or (b) the market price of Common Stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of Common Stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. The first accumulation and offering periods commenced on the effective date of the IPO and will end on July 31, 1998 and January 31, 2000, respectively.

NOTE 4.  DEFINED CONTRIBUTION PLAN

In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(a) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during the six-month period ended March 31, 1998.

                                 MICROMUSE INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 12, 1998.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for the Company's software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission filings.

OVERVIEW

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable Service Level Management -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

Micromuse plc was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term "Micromuse" or the "Company" refers to Micromuse Inc., Micromuse plc, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. The Company's principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and its telephone number at that address is (415) 538-9090.

                                 MICROMUSE INC.


RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                        Three months ended     Six months ended
                                             March 31,             March 31,
                                         1998       1997       1998       1997
                                         -----      -----      -----     ------
Revenues:
    License                               79.3%      64.0%      78.5%      64.6%
    Maintenance and services              20.7       36.0       21.5       35.4
                                         -----      -----      -----     ------
       Total revenues                    100.0      100.0      100.0      100.0
Cost of revenues:
    License                                5.0        6.3        5.7        5.7
    Maintenance and services              13.0       10.5       14.2       11.8
                                         -----      -----      -----     ------
       Total cost of revenues             18.0       16.8       19.9       17.5
                                         -----      -----      -----     ------
Gross profit                              82.0       83.2       80.1       82.5
Operating expenses:
    Sales and marketing                   56.3      114.0       60.2      100.6
    Research and development              21.6       22.4       21.8       23.4
    General and administrative            16.3       90.8       17.2       68.8
                                         -----      -----      -----     ------
       Total operating expenses           94.2      227.2       99.2      192.8
                                         -----      -----      -----     ------
Loss from operations                     (12.2)    (144.0)     (19.1)    (110.3)
Other income (expense)                     2.6      (26.3)       1.9      (14.4)
                                         -----      -----      -----     ------
Loss from continuing operations           (9.6)    (170.3)     (17.2)    (124.7)
Income (loss) from discontinued
    operations                              --        1.0         --       (3.5)
                                         -----      -----      -----     ------
Net loss                                  (9.6)    (169.3)     (17.2)    (128.2)
Accretion on redeemable convertible
    preferred stock                       (7.2)      (5.2)     (12.1)      (3.0)
                                         -----      -----      -----     ------
Net loss applicable to holders of
    common stock                         (16.8)    (174.5)     (29.3)    (131.2)
                                         =====      =====      =====     ======

Revenues. The Company's revenues increased from $1.7 million for the quarter ended March 31, 1997 to $6.2 million for the quarter ended March 31, 1998. Net revenues also increased from $2.9 million for the first six months of fiscal 1997 to $11.0 for the first six months of fiscal 1998. License revenues increased from $1.1 million and $1.9 million for the quarter and six months ended March 31, 1997, respectively, to $4.9 million and $8.6 million for the quarter and six months ended March 31, 1998, respectively. These increases in license revenues were primarily due to an increase in the number of product licenses sold, reflecting increased acceptance of Netcool/OMNIbus and expansion of the Company's direct sales organizations. Maintenance and services revenues increased from $616,000 and $1.0 million for the quarter and six months ended March 31, 1997, respectively, to $1.3 million and $2.4 million for the quarter and six months ended March 31, 1998, respectively. These increases in maintenance and services revenues were a result of providing maintenance and services to a larger installed base of customers. The percentage of the Company's total revenue attributable to license revenue increased 15 and 14 percentage points in the second quarter and first six months of fiscal 1998,

                                 MICROMUSE INC.


respectively, when compared to the second quarter and first six months of fiscal 1997. These increases were due primarily to an increased focus by the Company in generating license revenues.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the cost of software media, packaging and production. Cost of license revenue as a percentage of license revenues decreased to 6% in the second quarter and 7% in the first half of fiscal 1998 from 10% in the second quarter and 9% in the first half of fiscal 1997 due to economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues increased as a percentage of maintenance and services revenues to 63% in the second quarter and 66% in the first half of fiscal 1998 from 29% in the second quarter and 33% in the first half of fiscal 1997 principally due to increased personnel, facilities, and travel costs associated with expanding the customer support and technical services organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.0 million and $3.0 million for the quarter and six-month period ended March 31, 1997, respectively, to $3.5 million and $6.6 million for the quarter and six-month period ended March 31, 1998, respectively. The increase in sales and marketing expenses in the second quarter and first six months of fiscal 1998 was primarily due to the increased personnel costs associated with the expansion of the Company's sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined from 114% and 101% for the second quarter and first six-months of fiscal 1997, respectively, to 56% and 60% for the comparable periods of fiscal 1998. These reductions were primarily due to net revenues increasing at a faster rate than sales and marketing expenses. Additionally, the second quarter of fiscal 1997 included compensation expense related to the issuance of stock options.

Research and Development Expenses. Research and development expenses increased from $383,000 and $686,000 for the quarter and six-month period ended March 31, 1997, respectively, to $1.3 million and $2.4 million for the quarter and six-month period ended March 31, 1998, respectively. These increases in spending were the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues remained constant at 22% for the second quarter of fiscal 1998 and fiscal 1997 and declined slightly from 23% for the six-month period ended March 31, 1997 to 22% for the six-month period ended March 31, 1998.

General and Administrative Expenses. General and administrative expenses decreased from $1.6 million and $2.0 million for the quarter and six-month period ended March 31, 1997, respectively, to $1.0 million and $1.9 million for the quarter and six-month period ended March 31, 1998, respectively. These decreases were primarily due to professional fees incurred in the prior year related primarily to the reorganization of the Company and the transfer of the Company's headquarters from London to San Francisco. These reductions in spending were partially offset by increased personnel, facilities costs and associated expenses to support the Company's increased scale of operations. General and administrative expenses as a percentage of revenues declined from 91% and 69% for the quarter and six-month period ended March 31, 1997, respectively, to 16% and 17% for the comparable periods of fiscal 1998 due to the increase in total revenues and the reduction in professional fees.

                                 MICROMUSE INC.


Other Income (Expense). Interest expense for the quarter and six-month period ended March 31, 1997 was $450,000 and $424,000, respectively, as compared with interest income of $160,000 and $210,000 for the quarter and six-month period ended March 31, 1998, respectively. This change was primarily due to interest earned on the proceeds from the Company's initial public offering during the quarter ended March 31, 1998 which offset imputed interest related to the issuance of the Series A Warrant.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $36.1 million in cash and cash equivalents and $6.9 million in marketable securities. In February 1998, the Company sold shares of its common stock in its initial public offering (IPO) generating net proceeds of $34.3 million. This increase in cash and cash equivalents was partially offset by the purchase of treasury stock and the funding of operating losses.

The Company believes that the net proceeds received by the Company from the IPO, together with its current cash balances and the cash flows generated by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain credit facilities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of conducting a review of its internal information systems to identify systems that could be affected by such Year 2000 requirements. Further, to accommodate its recent growth, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system. The Company expects to incur internal staff costs as well as consulting and other expenses related to these requirements, including Year 2000 requirements. The Company cannot estimate the amount of costs that will be associated with implementing these improvements and changes. While the Company currently expects that such improvements and changes will not pose significant operational problems, delays in the implementation or modification of the Company's information systems could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK FACTORS

The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 12, 1998.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for the Company's software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission filings.

                                 MICROMUSE INC.


LIMITED OPERATING HISTORY AS A SOFTWARE COMPANY; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS. Although the Company began offering services for the network and systems integration market in 1989, the Company first shipped its internally developed software product, Netcool/OMNIbus, for the Service Level Management ("SLM") market in January 1995. Accordingly, the Company has only a limited operating history as a developer and provider of SLM software upon which an evaluation of its business and prospects can be based. Since inception, the Company's software business has incurred significant losses that were partially offset by profits from the Company's systems integration business, which was divested in the fourth quarter of fiscal 1997. The Company does not expect to achieve profitability for the next several quarters, and there can be no assurance that it will be profitable thereafter, or that the Company will sustain any such profitability if achieved. The limited operating history of the Company makes the prediction of future results of operations difficult if not impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, there can be no assurance that the Company can generate the substantial additional revenue growth on a quarterly or annual basis necessary for the Company to become profitable, or that any revenue growth that is achieved can be sustained. In addition, the Company has increased, and plans to increase further, its operating expenses in order to develop new distribution channels, increase its sales and marketing efforts, implement and improve its operational, financial and management information systems, broaden its technical services and customer support capabilities, fund higher levels of research and development and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition would be materially adversely affected. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of March 31, 1998, the Company had accumulated net losses of $12.5 million.

VARIABILITY OF QUARTERLY OPERATING RESULTS; SEASONALITY. The Company's quarterly operating results have fluctuated significantly in the past, and will likely continue to fluctuate in the future, as a result of a number of factors, many of which are outside the Company's control. These factors include changes in the demand for the Company's software products and services; the size and timing of specific sales; the timing of new hires; the level of product and price competition that the Company encounters; changes in the mix of, and lack of demand from, distribution channels through which products are sold; the length of sales cycles; spending patterns and budgetary resources of its customers on network management software solutions; the success of the Company's new customer generation activities; introductions or enhancements of products, or delays in the introductions or enhancements of products, by the Company or its competitors; market acceptance of new products; the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; the mix of products and services sold; changes in the Company's sales incentives; changes in the renewal rate of support agreements; the mix of international and domestic revenue; product life cycles; software defects and other product quality problems; the Company's ability to attract, retain and motivate qualified personnel; changes in the mix of sales to new and existing customers; the extent of industry consolidation; expansion of the Company's international operations; and general domestic and international economic and political conditions. The timing of large individual sales has been difficult for the Company to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by the Company. There can be no assurance that the loss or deferral of

                                 MICROMUSE INC.


one or more significant sales would not have a material adverse effect on the Company's quarterly operating results. In addition, the Company's business has experienced and may continue to experience significant seasonality. Historically, a disproportionate amount of the Company's annual revenues have been generated by sales of its products during the Company's fourth fiscal quarter. There can be no assurance that this trend will not continue.

The Company's software products are typically shipped when orders are received, and consequently, license backlog at the beginning of any quarter has typically represented only a small portion of that quarter's expected revenue. In addition, the Company typically realizes a significant portion of license revenue in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, the Company's sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. In addition, the Company's expense levels are based in part on its expectations of future orders and sales, which, given the Company's limited operating history, are extremely difficult to predict. A substantial portion of the Company's operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. If revenue falls below the Company's expectations in a particular quarter, the Company's operating results could be materially adversely affected.

Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

MANAGEMENT OF GROWTH; NEED TO IMPROVE FINANCIAL SYSTEMS AND CONTROLS. The Company has recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of its personnel and in the scope and the geographic area of its operations. The Company has grown from 57 employees on March 31, 1997 to 147 employees on March 31, 1998 and currently plans to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Moreover, members of the Company's management team, including, without limitation, the Senior Vice President, Finance, Senior Vice President, Sales and Corporate Controller, have been in their current positions with the Company for a limited period of time. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and the Company currently is in the process of recruiting individuals to fill important management positions such as Vice President, Marketing, human resources director and managers for research and development projects. Further, as a consequence of the Reorganization, the Company will need to implement a U.S.-based financial and accounting system.

                                 MICROMUSE INC.


The Company's future success will depend to a significant extent on the recruitment and retention of these key personnel, particularly a Vice President, Marketing, the implementation and improvement of operational, financial and management systems and the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

NEED TO EXPAND AND IMPROVE PRODUCTIVITY OF SALES FORCE, TECHNICAL SERVICES AND CUSTOMER SUPPORT ORGANIZATION. Based on the Company's experience, it takes at least six months, if not longer, for a salesperson to become fully productive. There can be no assurance that the Company will be successful in increasing the productivity of its sales personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus, the demands on the Company's technical services and customer support resources have grown rapidly. The Company believes that a high level of technical services, training and customer support is essential to maintaining its competitive position. The Company will be required to significantly expand its technical services and customer support organizations if it is to achieve significant additional revenue growth. In addition, the Company has recently redeployed personnel from its discontinued systems integration business and other newly hired personnel and the Company expects that increased resources will be spent on training and transitioning such personnel. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that the Company's technical services and customer support resources will be sufficient to manage any future growth in the Company's business, and any failure of the Company to expand its technical services and customer support organizations commensurate with any expansion of the installed base of Netcool/OMNIbus would have a material adverse effect on the Company's business, operating results and financial condition.

NEED TO EXPAND DISTRIBUTION CHANNELS; DEPENDENCE ON THIRD-PARTY RELATIONSHIPS. A key element of the Company's business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect the Company's ability to generate profits. Third-party distributors accounted for approximately 11% and 20% of the Company's total revenues in fiscal 1997 and the six-month period ended March 31, 1998, respectively. There can be no assurance that the Company will be able to attract additional distributors that will be able to market the Company's products effectively. Many of the Company's agreements with third-party distributors are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. The Company's third-party distributors have significantly greater sales and marketing resources than the Company, and there can be no assurance that their sales and marketing efforts will not conflict with the Company's direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, the Company sells its products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. The Company believes that its success in penetrating markets for its SLM applications depends in large part on its ability to maintain its current distribution relationships to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not

                                 MICROMUSE INC.


discontinue their relationships with the Company, compete directly with the Company or form additional competing arrangements with the Company's competitors or that the Company will be able to expand its distribution relationships beyond what currently exists.

EMERGING SERVICE LEVEL MANAGEMENT MARKET; DEPENDENCE ON TELECOMMUNICATIONS CARRIERS AND OTHER SERVICE PROVIDERS; DEMAND FOR SLM PRODUCTS. The market for the Company's products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. Failure of the SLM market to grow at anticipated rates or failure of the Company to properly assess and address the demands from such market would have a material adverse effect on the Company's business, operating results and financial condition. Historically, in excess of 15% of the Company's software revenues have been derived from sales to investment banks. However, as a result of the Company's strategy to focus on telecommunications carriers, ISPs and other providers of managed networks, the Company expects sales to investment banks to comprise a decreasing portion of total revenues over the long-term. In excess of 40% of the Company's software revenues to date have been derived from the sale of its products to telecommunications carriers, such as ISPs, that deliver advanced communications services to their customers. In addition, these providers are the central focus of the Company's sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use the Company's products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use the Company's products in the deployment of these services would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance the Company will be able to penetrate these markets further.

COMPETITION. The Company's products are designed for use in the evolving SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company's current and prospective competitors offer a variety of solutions to address the SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and Cabletron Systems, Inc. ("Cabletron"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, Sun and IBM; (iv) providers of specific market applications including Boole & Babbage, Inc. ("Boole & Babbage") and several smaller software vendors; and (v) systems integrators which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc. ("OSI"). In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors.

                                 MICROMUSE INC.


In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition.

Many of the Company's existing and potential customers continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Sometimes these customers internally design and develop their own software solutions for their particular needs and therefore may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products versus internally developed network operations support and management applications.

Many of the Company's current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than the Company. Existing competitors could also increase their market share by bundling products having management functionality offered by the Company's products with their current applications. Moreover, the Company's current and potential competitors may increase their share of the SLM market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition.

LENGTHY SALES CYCLE. The Company's software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which the Company has little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these and other factors, the sales cycle for the Company's products is long, typically about three to six months. As a result of the length of the sales cycle for its software products, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, operating results or financial condition and cause the Company's operating results to vary significantly from quarter to quarter.

                                 MICROMUSE INC.


DEPENDENCE ON KEY PERSONNEL. The Company's success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition or results of operations. In particular, the Company would be materially adversely affected if it were to lose the services of Christopher J. Dawes, Chief Executive Officer of the Company, who has provided significant leadership and direction to the Company since its inception. The Company does not have employment contracts with any of its key personnel. In addition, the Company's success will be dependent upon its continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. The Company has at times and continues to experience difficulty in recruiting qualified personnel. Because the Company faces intense competition in its recruiting activities, there can be no assurance that the Company will be able to attract and/or retain qualified personnel, including without limitation a Chief Financial Officer. Failure to attract and retain the necessary qualified personnel on a timely basis could have a material adverse effect on the Company's business, operating results or financial condition.

PRODUCT CONCENTRATION. Other than discontinued operations, all of the Company's revenues have been derived from licenses for its Netcool family of products and related maintenance, training and consulting services. The Company currently expects that Netcool/OMNIbus-related revenues will continue to account for all or substantially all of the Company's revenues for the remainder of fiscal 1998 and for the foreseeable future thereafter. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. There can be no assurance that Netcool/OMNIbus will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to Netcool/OMNIbus or new or enhanced Netcool/OMNIbus applications. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

SALES CONCENTRATION. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. Although the Company did not have any customers that contributed over 10% of total revenues during the quarter ended March 31, 1998, during the quarter ended December 31, 1997, Deutsche Bank AG, an entity affiliated with Deutsche Morgan Grenfell, accounted for approximately 30% of the Company's total revenues. In addition, America Online accounted for 13% of total revenues in the quarter ended December 31, 1997. In fiscal 1997, entities affiliated with WorldCom and entities affiliated with British Telecommunications, accounted for 18% and 9%, respectively, of the Company's total revenues. In addition, entities affiliated with British Telecommunications accounted for 57% and 14% of the Company's total revenues for fiscal 1995 and fiscal 1996, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this concentration of sales, the Company's business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenue from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued will reach

                                 MICROMUSE INC.


or exceed historical levels in any future period. The terms of the Company's agreements with its customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations which standardize using a competitive product.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; NEED TO MANAGE PRODUCT TRANSITIONS; DEPENDENCE ON THIRD-PARTY SOFTWARE PLATFORMS. The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or its competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. Historically, the Company has used its close working relationship with large customers to define its product development direction. There can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In particular, the widespread adoption of the Telecommunications Management Network ("TMN") architecture for managing telecommunications networks would force the Company to adapt its products to such standard, and there can be no assurance that this could be done on a timely or cost-effective basis, if at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of the Company's products. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer licensing of existing Company products. Any such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

The Company's products are designed to operate on a variety of hardware and software platforms employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun, IBM, HP, Cabletron and Cisco and by vendors of relational database software, particularly Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"), could materially adversely impact the Company's business, operating results or financial condition. For example, the Company has recently modified certain of its products to operate with the Microsoft Windows NT operating system. The failure of the Company's products to operate effectively across the various existing and evolving versions of hardware and software platforms and database environments

                                 MICROMUSE INC.


employed by customers could have a material adverse effect on the Company's business, operating results or financial condition.

RISK OF PRODUCT DEFECTS; PRODUCT LIABILITY. Software products as internally complex as Netcool/OMNIbus, Netcool/Reporter and Netcool/Internet Service Monitors frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Netcool/OMNIbus with defects and has discovered software errors in certain of its products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. The Company has in the past had to use a significant portion of its technical personnel's time to address such defects without additional revenue commensurate with such services. Moreover, both Netcool/Reporter and Netcool/Internet Service Monitors are currently in their first release, and the Company may have to spend considerable resources in the foreseeable future to enhance or upgrade such products. To the extent future product defects require the allocation of a significant portion of the Company's technical personnel's time, the Company's business, operating results or financial condition could be materially adversely affected. Additionally, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation, any of which could have a material adverse effect upon the Company's business, operating results or financial condition.

Since the Company's products are used by its customers to monitor and address network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Such customers could seek damages from the Company for any such losses, which, if successful, could have a material adverse effect on the Company's business, operating results or financial condition. Furthermore, the Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations or financial condition.

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT. The Company's success and ability to compete is dependent in significant part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the

                                 MICROMUSE INC.


Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results or financial condition could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL LICENSING AND OPERATIONS. License, maintenance and service revenue outside of the United States accounted for 76%, 55%, 48% and 31% of the Company's total revenue in fiscal 1995, 1996 and 1997, respectively, and in the six months ended March 31, 1998. The Company expects that international license, maintenance and consulting revenue will continue to account for a significant portion of its total revenue in future periods. The Company intends to enter into additional international markets and to continue to expand its operations outside of the United States by expanding its direct sale force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect the Company's ability to generate profits. To the extent that the Company is unable to establish additional foreign operations in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results or financial condition could be materially adversely affected. The Company maintains a significant portion of its operations, including the bulk of its software development operations, in the United Kingdom. The Company's international operations and revenue involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license, service and other revenue, and, consequently, on the Company's business, operating results or financial condition. The Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company licenses its products or conducts operations historically have and in the future could have a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30 as many customers reduce their business activities during the summer months. If the Company's international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on the Company's operating results.

                                 MICROMUSE INC.


RISKS ASSOCIATED WITH THIRD-PARTY LICENSES. The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or at all. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. In the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 compliant (i.e. that they accurately process date-related data within any century and between two or more centuries). Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and programs necessary for the accurate calculation, display, storage and manipulation of data involving dates. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the shares of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources which could have a material adverse effect upon the Company's business, operating results or financial condition.

                                 MICROMUSE INC.


GENERAL ECONOMIC AND MARKET CONDITIONS. Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although the Company has a diverse client base, it has targeted certain vertical markets. Therefore, any economic downturns in general or in the targeted vertical segments in particular would have a material adverse effect on the Company's business, operating results and financial condition.

CONTROL BY EXISTING STOCKHOLDERS. As of March 31, 1998, 59% of the outstanding Common Stock was held by the directors and executive officers of the Company, together with certain entities affiliated with them, assuming no exercise of outstanding stock options. As a result, these stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions.

ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. The authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. In addition, the Restated Certificate of Incorporation provides that the Board of Directors will be divided into two classes of directors, with each class serving a staggered two-year term. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the Board members. Any of the foregoing could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company.

                                 MICROMUSE INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings that are material to its business or financial condition.

Item 6.

     (a)  Exhibits

Exhibit
Number                   Description
------                   -----------
 27.1                    Financial Data Schedule

     (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                 MICROMUSE INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.



                                        MICROMUSE INC.
                                        (Registrant)


                                        By: /s/ STEPHEN A. ALLOTT
                                        --------------------------------------
                                        Stephen A. Allott
                                        Senior Vice President, Finance
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------
 27.1                    Financial Data Schedule