Form 10-Q
period 1998-06-30
MICROMUSE INC
filed 1998-08-14
CIK 1036425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

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

                               Yes [X]   No [ ]



15,977,035 shares of Common Stock, $0.01 par value, were outstanding as of July 31, 1998.

                                       MICROMUSE INC.


                                     TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at June 30, 1998 and
                September 30, 1997                                                        3

            Condensed Consolidated Statements of Operations for the three and
                nine months ended June 30, 1998 and 1997                                  4

            Condensed Consolidated Statements of Cash Flows for the nine
                months ended June 30, 1998 and 1997                                       5

            Notes to Condensed Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           9


PART II - Other Information

Item 1.  Legal Proceedings                                                               24

Item 2.  Changes in Securities and use of Proceeds                                       24

Item 3.  Defaults upon Senior Securities                                                 24

Item 4.  Submission of Matters to a Vote of Security Holders                             24

Item 5.  Other Information                                                               24

Item 6.  Exhibits and Reports on Form 8-K                                                25

Signature                                                                                26

Part I - FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements

                                 MICROMUSE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS

                                                                                  June 30,     September 30,
                                                                                    1998           1997
                                                                                  --------     -------------
Current assets:
   Cash and cash equivalents                                                      $ 23,503       $ 13,741
   Short-term investments                                                           20,254             --
   Accounts receivable                                                               5,386          4,461
   Prepaid expenses and other current assets                                         1,400            935
   Related party loan                                                                   --          1,153
                                                                                  --------       --------
      Total current assets                                                          50,543         20,290
   Property and equipment, net                                                       2,724          2,450
                                                                                  --------       --------
                                                                                  $ 53,267       $ 22,740
                                                                                  ========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                               $  1,670       $  2,654
   Accrued expenses                                                                  3,918          3,133
   Deferred revenues                                                                 4,649          1,322
                                                                                  --------       --------
      Total current liabilities                                                     10,237          7,109

Redeemable convertible preferred stock; $0.01 par value; 5,988 shares
   authorized; 4,488 shares issued and outstanding at September 30, 1997                --         22,865

Stockholders' equity (deficit):
   Common stock; $0.01 par value; 60,000 shares authorized; 6,706 and 14,892 shares outstanding as of September 30, 1997
      and June 30, 1998, respectively                                                  148             67
   Additional paid-in capital                                                       55,455          2,390
   Treasury stock, at cost: 120 shares at September 30, 1997                            --           (300)
   Deferred compensation                                                              (173)          (215)
   Cumulative translation adjustment                                                  (100)            52
   Accumulated deficit                                                             (12,300)        (9,228)
                                                                                  --------       --------
      Total stockholders' equity (deficit)                                          43,030         (7,234)
                                                                                  --------       --------
                                                                                  $ 53,267       $ 22,740
                                                                                  ========       ========


    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                              Three months ended         Nine months ended
                                                                    June 30,                  June 30,
                                                               1998         1997         1998         1997
                                                             --------     --------     --------     --------
Revenues:
  License                                                    $  6,023     $  2,094     $ 14,672     $  3,991
  Maintenance and services                                      1,570          590        3,945        1,630
                                                             --------     --------     --------     --------
    Total revenues                                              7,593        2,684       18,617        5,621
                                                             --------     --------     --------     --------
Cost of revenues:
  License                                                         318          155          945          324
  Maintenance and services                                        797          303        2,361          649
                                                             --------     --------     --------     --------
    Total cost of revenues                                      1,115          458        3,306          973
                                                             --------     --------     --------     --------
       Gross profit                                             6,478        2,226       15,311        4,648
                                                             --------     --------     --------     --------
Operating expenses:
  Sales and marketing                                           4,186        1,714       10,819        4,669
  Research and development                                      1,398          596        3,804        1,282
  General and administrative                                    1,251          714        3,154        2,734
                                                             --------     --------     --------     --------
    Total operating expenses                                    6,835        3,024       17,777        8,685
                                                             --------     --------     --------     --------
       Loss from operations                                      (357)        (798)      (2,466)      (4,037)
Other income (expense)                                            568         (464)         778         (888)
                                                             --------     --------     --------     --------
  Income (loss) before income taxes                               211       (1,262)      (1,688)      (4,925)
Income taxes                                                       50           --           50           --
                                                             --------     --------     --------     --------
  Income (loss) from continuing operations                        161       (1,262)      (1,738)      (4,925)
Loss from discontinued operations                                  --           (2)          --         (104)
                                                             --------     --------     --------     --------
  Net income (loss)                                               161       (1,264)      (1,738)      (5,029)

Accretion on redeemable convertible preferred stock                --         (264)      (1,334)        (353)
                                                             --------     --------     --------     --------
  Net income (loss) applicable to holders of common stock    $    161     $ (1,528)    $ (3,072)    $ (5,382)
                                                             ========     ========     ========     ========
Basic and diluted per share data:
  Income (loss) from continuing operations applicable to
     holders of common stock                                 $   0.01     $  (0.23)    $  (0.29)    $  (0.84)
  Loss from discontinued operations                                --         0.00           --        (0.02)
  Net income (loss) applicable to holders of common stock    $   0.01     $  (0.23)    $  (0.29)    $  (0.86)

Weighted average shares used in computing:
  Basic net income (loss) per share                            14,880        6,551       10,487        6,250
  Diluted net income (loss) per share                          16,209        6,551       10,487        6,250


    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Nine months ended
                                                                           June 30,
                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities:
  Net loss                                                         $ (1,738)      $ (5,029)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                      903            615
     Amortization of deferred employee compensation                      42             --
     Changes in operating assets and liabilities:
       Accounts receivable                                             (925)         1,702
       Inventories                                                       --            (94)
       Prepaid expenses and other current assets                       (465)          (189)
       Related party loan                                             1,153           (738)
       Accounts payable                                                (984)          (231)
       Accrued expenses                                                 785            (40)
       Deferred revenue                                               3,327            941
                                                                   --------       --------
          Net cash provided by (used in) operating activities         2,098         (3,063)
                                                                   --------       --------
Cash flows used in investing activities:
  Capital expenditures                                               (1,177)          (907)
  Purchase of short-term investments                                (20,254)            --
                                                                   --------       --------
     Net cash used in investing activities                          (21,431)          (907)
                                                                   --------       --------
Cash flows from financing activities:
  Payment of bank overdraft                                              --           (814)
  Proceeds from short-term notes                                         --          2,500
  Payment of short-term notes                                            --         (3,611)
  Payment of long-term notes                                             --            (68)
  Proceeds from issuance of common stock                             34,247             --
  Proceeds from issuance of redeemable convertible preferred
     stock                                                               --          6,730
  Purchase of treasury stock                                         (5,000)            --
                                                                   --------       --------
     Net cash provided by financing activities                       29,247          4,737
                                                                   --------       --------
Effects of exchange rate changes on cash and cash equivalents          (152)            47
                                                                   --------       --------
Net increase in cash and cash equivalents                             9,762            814
Cash and cash equivalents at beginning of period                     13,741            594
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 23,503       $  1,408
                                                                   ========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the period - interest                          $     --       $    125
                                                                   ========       ========
   Noncash financing activities:
     Accretion on redeemable convertible preferred stock           $  1,334       $    353
                                                                   ========       ========
     Exercise of warrant to purchase redeemable convertible
        Series A preferred stock for common stock                  $  1,588       $     --
                                                                   ========       ========
     Conversion of redeemable convertible Series B and C
        preferred stock to common stock                            $ 22,611       $     --
                                                                   ========       ========


    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statements on Form S-1 as filed with the Securities and Exchange Commission on February 12 and July 28, 1998. The September 30, 1997 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted average number of potential common shares from the assumed exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the three and nine-month periods ended June 30, 1997 and the nine-month period ended June 30, 1998 were options to acquire $1.2 million and $1.6 million shares of common stock, respectively, with a weighted average exercise price of $2.34 and $4.43 per share, respectively, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                        Three months ended       Nine months ended
                                                              June 30,                June 30,
                                                          1998        1997        1998        1997
                                                        -------     -------     -------     -------
Numerator  for basic and  diluted  net income (loss)
    Applicable to holders of common stock               $   161     $(1,528)    $(3,072)    $(5,382)
                                                        =======     =======     =======     =======
Denominator for basic net income (loss) per
    Share - weighted-average shares outstanding          14,880       6,551      10,487       6,250
Effect of dilutive common stock options                   1,329          --          --          --
                                                        -------     -------     -------     -------
Denominator for diluted net income (loss)
    per share                                            16,209       6,551      10,487       6,250
                                                        =======     =======     =======     =======

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Recent Pronouncement
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.


NOTE 2.  REGISTRATION STATEMENTS

In February 1998, the Company raised $34.2 million of net proceeds from the sale of 3.2 million shares of the Company's common stock pursuant to an initial public offering (IPO). Under the terms of the offering, all the outstanding shares of Series B and Series C preferred stock were converted into 2.0 million shares and 2.4 million shares of common stock, respectively, upon the closing of the IPO. In addition, a warrant to purchase Series A Preferred Stock was converted into 1.5 million shares of common stock.

In July 1998, the Company raised $22.9 million of net proceeds from the sale of
1.0 million shares of the Company's common stock pursuant to a secondary public offering. Under the terms of the offering, 1,000,000 shares were sold by the Company and 2,000,000 shares were sold by the participating stockholders.


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

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 4.  DEFINED CONTRIBUTION PLAN
In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(a) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during the nine-month period ended June 30, 1998.


NOTE 5.  SUBSEQUENT EVENT
 In July 1998, the Company received correspondence from counsel to a stockholder and former officer of the Company asserting claims relating to ownership of intellectual property related to the Company's Netcool/Omnibus product and claims regarding his ownership of stock in the Company. Specifically, the letter alleges that the former officer's transfer of intellectual property rights to the Company was invalid, that he was improperly denied the necessary time in which to evaluate whether to participate in the follow-on stock offering and that his lock-up agreement may not be valid with respect to the 170,316 shares of the Company's Common Stock beneficially owned by him. The Company has reviewed the claims set forth in the correspondence and based upon such review does not believe such allegations have merit and, if pursued by such stockholder, the Company intends to defend any such claims vigorously and believes that the resolution of such claims will not have a material adverse effect on the Company's business, operating results or financial condition. However, if commenced, such litigation could be time-consuming and costly, and there can be no assurance that the Company would necessarily prevail given the inherent uncertainties in litigation. In the event the Company does not prevail in litigation, the Company could be prevented from selling its Netcool/Omnibus product or required to enter into royalty or licensing agreements or pay monetary damages. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim against the Company, the Company's business, operating results or financial condition could be materially adversely affected.

                                 MICROMUSE INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statements on Form S-1 as filed with the Securities and Exchange Commission on February 12 and July 28, 1998.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for the Company's software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission filings.


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

                                 MICROMUSE INC.




RESULTS OF OPERATIONS
The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                   Three months ended     Nine months ended
                                                         June 30,              June 30,
                                                     1998       1997       1998       1997
                                                    -----      -----      -----      -----
Revenues:
    License                                          79.3%      78.0%      78.8%      71.0%
    Maintenance and services                         20.7       22.0       21.2       29.0
                                                    -----      -----      -----      -----
       Total revenues                               100.0      100.0      100.0      100.0
Cost of revenues:
    License                                           4.2        5.8        5.1        5.8
    Maintenance and services                         10.5       11.3       12.7       11.5
                                                    -----      -----      -----      -----
       Total cost of revenues                        14.7       17.1       17.8       17.3
                                                    -----      -----      -----      -----
          Gross profit                               85.3       82.9       82.2       82.7
Operating expenses:
    Sales and marketing                              55.1       63.8       58.1       83.0
    Research and development                         18.4       22.2       20.4       22.8
    General and administrative                       16.5       26.6       17.0       48.6
                                                    -----      -----      -----      -----
       Total operating expenses                      90.0      112.6       95.5      154.4
                                                    -----      -----      -----      -----
          Loss from operations                       (4.7)     (29.7)     (13.3)     (71.7)
Other income (expense)                                7.5      (17.3)       4.2      (15.8)
                                                    -----      -----      -----      -----
    Income (loss) before income taxes                 2.8      (47.0)      (9.1)     (87.5)
Income taxes                                          0.7         --       (0.2)        --
                                                    -----      -----      -----      -----
    Income (loss) from continuing                     2.1      (47.0)      (9.3)     (87.5)
    operations
Loss from discontinued operations                      --       (0.1)        --       (1.9)
                                                    -----      -----      -----      -----
    Net income (loss)                                 2.1      (47.1)      (9.3)     (89.4)
Accretion on redeemable convertible
    preferred stock                                    --       (9.8)      (7.2)      (6.3)
                                                    -----      -----      -----      -----
       Net income (loss) applicable to holders
          of common stock                             2.1%     (56.9)%    (16.5)%    (95.7)%
                                                    =====      =====      =====      =====

Revenues. The Company's revenues increased from $2.7 million for the quarter ended June 30, 1997 to $7.6 million for the quarter ended June 30, 1998 and from $5.6 million for the first nine months of fiscal 1997 to $18.6 million for the first nine months of fiscal 1998. License revenues increased from $2.1 million and $4.0 million for the quarter and nine months ended June 30, 1997, respectively, to $6.0 million and $14.7 million for the quarter and nine months ended June 30, 1998, respectively. These increases in license revenues were primarily due to an increase in the number of product licenses sold and an increase in the average transaction size, reflecting increased acceptance of Netcool/OMNIbus and expansion of the Company's sales organizations. Maintenance and services revenues increased from $590,000 and $1.6 million for the quarter and nine months ended June 30, 1997, respectively, to $1.6 million and $3.9 million for the quarter and nine months ended June 30, 1998, respectively. These

                                 MICROMUSE INC.




increases in maintenance and services revenues were a result of providing maintenance and services to a larger installed base of customers. The percentage of the Company's total revenue attributable to license revenue increased from approximately 71% in the nine-month period ended June 30, 1997 to approximately 79% in the nine-month period ended June 30, 1998, due primarily to an increased focus by the Company in generating license revenues.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenue as a percentage of license revenues decreased to 5% in the third quarter and 6% in the first nine months of fiscal 1998 from 7% in the third quarter and 8% in the first nine months of fiscal 1997 due to economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 51% in the third quarter of fiscal 1997 and 1998 and increased to 60% in the first nine months of fiscal 1998 from 40% in the first nine months of fiscal 1997. This increase was principally due to increased personnel, facilities, and travel costs associated with expanding the customer support and technical services organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased from $1.7 million and $4.7 million for the quarter and nine-month period ended June 30, 1997, respectively, to $4.2 million and $10.8 million for the quarter and nine-month period ended June 30, 1998, respectively. These increases in sales and marketing expenses were primarily due to the increased personnel costs associated with the expansion of the Company's sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined from 64% and 83% for the third quarter and first nine months of fiscal 1997, respectively, to 55% and 58% for the comparable periods of fiscal 1998. These reductions were primarily due to net revenues increasing at a faster rate than sales and marketing expenses. Additionally, the first nine months of fiscal 1997 included a compensation charge related to the issuance of stock options.

Research and Development Expenses. Research and development expenses increased from $596,000 and $1.3 million for the quarter and nine-month period ended June 30, 1997, respectively, to $1.4 million and $3.8 million for the quarter and nine-month period ended June 30, 1998, respectively. These increases in spending were the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined from 22% and 23% for the third quarter and first nine months of fiscal 1997, respectively, to 18% and 20% for the comparable periods of fiscal 1998. These reductions were primarily due to net revenues increasing at a faster rate than research and development expenses.

General and Administrative Expenses. General and administrative expenses increased from $714,000 and $2.7 million for the quarter and nine-month period ended June 30, 1997, respectively, to $1.3 million and $3.2 million for the quarter and nine-month period ended June 30, 1998, respectively. These increases were primarily due to increased professional fees, personnel, facilities costs and associated expenses to support the Company's increased scale of operations. General and administrative expenses as a percentage of revenues declined from 27% and 49% for the quarter and nine-month period ended June 30, 1997, respectively, to 17% for the comparable periods of fiscal 1998 due to the increase in total revenues.

                                 MICROMUSE INC.




Other Income (Expense). Interest expense for the quarter and nine-month period ended June 30, 1997 was $464,000 and $888,000, respectively, as compared with interest income of $568,000 and $778,000 for the quarter and nine-month period ended June 30, 1998, respectively. This change was primarily due to interest earned on the proceeds raised from the Company's initial public offering during the period ended June 30, 1998 which offset imputed interest related to the issuance of a warrant to purchase 1,500,000 shares of Series A Preferred Stock at a per share exercise price of $2.00.


LIQUIDITY AND CAPITAL RESOURCES As of June 30, 1998, the Company had $23.5 million in cash and cash equivalents and $20.3 million in marketable securities. In February 1998, the Company sold shares of its common stock in its initial public offering (IPO) generating net proceeds of $34.2 million. Net cash generated by operating activities in the nine months ended June 30, 1998 was primarily attributable to an increase in accrued expenses and deferred revenue as well as a decrease in the related party loan. These increases in cash and cash equivalents were partially offset by the purchase of short-term investments, treasury stock and capital equipment and cash used to fund the net loss of $1.7 million. Net cash used in operating activities in the nine months ended June 30, 1997 was primarily attributable to a net loss of $5.0 million. This decrease in cash and cash equivalents was offset by the $6.7 million of proceeds from the issuance of redeemable convertible preferred stock in fiscal 1997. In July 1998, the Company sold shares of its common stock in its follow-on public offering generating net proceeds of $22.9 million.

The Company believes that the net proceeds received by the Company from the IPO and the follow-on stock offering, together with its current cash balances and the cash flows generated by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain credit facilities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.


YEAR 2000 COMPLIANCE AND EURO CONVERSION
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Further, various European states have planned the introduction of a single currency (known as the Euro) in January 1999. The introduction of the Euro may result in complex conversion calculations. The Company is currently in the process of conducting a review of its internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate its recent growth, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system. The Company expects to incur internal staff costs as well as consulting and other expenses related to these requirements, including Year 2000 and Euro conversion requirements. The Company cannot estimate the amount of costs that will be associated with implementing these improvements and changes. While the Company currently expects that such improvements and changes will not pose significant operational problems, delays in the

                                 MICROMUSE INC.




implementation or modification of the Company's information systems could have a material adverse effect on the Company's business, results of operations and financial condition.


RISK FACTORS
In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

LIMITED OPERATING HISTORY AS A SOFTWARE COMPANY; UNCERTAINTY OF FUTURE OPERATING RESULTS. Although the Company began offering services for the network and systems integration market in 1989, the Company first shipped its internally developed software product, Netcool/OMNIbus, for the Service Level Management ("SLM") market in January 1995. Accordingly, the Company has only a limited operating history as a developer and provider of SLM software upon which an evaluation of its business and prospects can be based. Since inception, the Company's software business has incurred significant losses that were partially offset by profits from the Company's systems integration business, which was divested in the fourth quarter of fiscal 1997. Although the Company did not incur losses in the fiscal quarter ended June 30, 1998, there can be no assurance that the Company will be profitable in any period thereafter. The limited operating history of the Company makes the prediction of future results of operations difficult if not impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. In addition, the Company has increased, and plans to increase further, its operating expenses in order to develop new distribution channels, increase its sales and marketing efforts, implement and improve its operational, financial and management information systems, broaden its technical services and customer support capabilities, fund higher levels of research and development and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition would be materially adversely affected. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of June 30, 1998, the Company had accumulated net losses of $12.3 million.

VARIABILITY OF QUARTERLY OPERATING RESULTS; SEASONALITY. The Company's quarterly operating results have fluctuated significantly in the past, and will likely continue to fluctuate in the future, as a result of a number of factors, many of which are outside the Company's control. These factors include changes in the demand for the Company's software products and services; the size and timing of specific sales; the timing of new hires; the level of product and price competition that the Company encounters; changes in the mix of, and lack of demand from, distribution channels through which products are sold; the length of sales cycles; spending patterns and budgetary resources of its customers on network management software solutions; the success of the Company's new customer generation activities; introductions or enhancements of products, or delays in the introductions or enhancements of products, by the Company or its competitors; market acceptance of new products; the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; the mix of products and services sold; changes in the Company's sales incentives; changes in the renewal rate of support agreements; the mix of international and domestic revenue; product life

                                 MICROMUSE INC.




cycles; software defects and other product quality problems; the Company's ability to attract, retain and motivate qualified personnel; changes in the mix of sales to new and existing customers; the extent of industry consolidation; expansion of the Company's international operations; and general domestic and international economic and political conditions. The timing of large individual sales has been difficult for the Company to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by the Company. There can be no assurance that the loss or deferral of one or more significant sales would not have a material adverse effect on the Company's quarterly operating results. In addition, the Company's business has experienced and may continue to experience significant seasonality. Historically, a disproportionate amount of the Company's annual revenues have been generated by sales of its products during the Company's fourth fiscal quarter. There can be no assurance that this trend will not continue.

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

MANAGEMENT OF GROWTH; NEED TO IMPROVE FINANCIAL SYSTEMS AND CONTROLS. The Company has recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of its personnel and in the scope and the geographic area of its operations. The Company has grown from 92 employees on June 30, 1997 to 164 employees on June 30, 1998 and currently plans to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Moreover, members of the Company's management team, including, without limitation, the Chief Financial Officer, Senior Vice President, Sales and U.S. Controller have been in their current positions with the Company for a limited period of time. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and the Company currently is in the process of recruiting individuals to fill important management positions such as Vice President, Marketing, a human resources director and managers for research and development projects. Further, the Company will need to continue to develop a U.S.-based financial and accounting system. The Company's future success will depend to a significant extent on the recruitment and retention of these key personnel, the implementation and improvement of operational, financial and management systems and the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

                                 MICROMUSE INC.




NEED TO EXPAND AND IMPROVE PRODUCTIVITY OF SALES FORCE, TECHNICAL SERVICES AND CUSTOMER SUPPORT ORGANIZATION. To increase market penetration, the Company continues to hire sales personnel. Based on the Company's experience, it takes at least six months, if not longer, for a salesperson to become fully productive. Although the Company increased the size of its sales organization during the twelve-month period ended June 30, 1998, the Company experienced difficulty in recruiting a sufficient number of qualified sales people during the period. There can be no assurance that the Company will be successful in recruiting additional sales personnel or increasing the productivity of its sales personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus and the release of the Company's Netcool/Reporter and Netcool/Internet Service Monitors, the demands on the Company's technical services and customer support resources have grown rapidly. See "-- Product Defects; Product Liability." The Company believes that a high level of technical services, training and customer support is essential to maintaining its competitive position. The Company will be required to significantly expand its technical services and customer support organizations if it is to achieve significant additional revenue growth. In addition, the Company has recently redeployed personnel from its discontinued systems integration business and other newly hired personnel and the Company expects that increased resources will be spent on training and transitioning such personnel. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that the Company's technical services and customer support resources will be sufficient to manage any future growth in the Company's business, and any failure of the Company to expand its technical services and customer support organizations commensurate with any expansion of the installed base of Netcool/OMNIbus or sales of Netcool/Reporter or Netcool/Internet Service Monitors would have a material adverse effect on the Company's business, operating results and financial condition.

NEED TO EXPAND DISTRIBUTION CHANNELS; DEPENDENCE ON THIRD-PARTY RELATIONSHIPS. A key element of the Company's business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect the Company's ability to generate profits. Third-party distributors accounted for approximately 11% and 22% of the Company's total revenues in fiscal 1997 and the nine-month period ended June 30, 1998, respectively. There can be no assurance that the Company will be able to attract additional distributors that will be able to market the Company's products effectively. Many of the Company's agreements with third-party distributors are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. The Company's third-party distributors have significantly greater sales and marketing resources than the Company, and there can be no assurance that their sales and marketing efforts will not conflict with the Company's direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, the Company sells its products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. The Company believes that its success in penetrating markets for its SLM applications depends in large part on its ability to maintain its current distribution relationships, in particular, those with Cisco Systems ("Cisco") and Bay Networks ("Bay"), to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not discontinue their relationships with the Company, compete directly with the Company or form additional competing

                                 MICROMUSE INC.




arrangements with the Company's competitors or that the Company will be able to expand its distribution relationships beyond what currently exists.

EMERGING SERVICE LEVEL MANAGEMENT MARKET; DEPENDENCE ON TELECOMMUNICATIONS CARRIERS AND OTHER SERVICE PROVIDERS; DEMAND FOR SLM PRODUCTS. The market for the Company's products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. Failure of the SLM market to grow at anticipated rates or failure of the Company to properly assess and address the demands from such market would have a material adverse effect on the Company's business, operating results and financial condition. Historically, in excess of 15% of the Company's software revenues have been derived from sales to investment banks. However, as a result of the Company's strategy to focus on telecommunications carriers, ISPs and other providers of managed networks, the Company expects sales to investment banks to comprise a decreasing portion of total revenues over the long-term. In excess of 45% of the Company's software revenues to date have been derived from the sale of its products to telecommunications carriers that deliver advanced communications services to their customers. In addition, these providers are the central focus of the Company's sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use the Company's products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use the Company's products in the deployment of these services would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance the Company will be able to penetrate these markets further.

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

                                 MICROMUSE INC.




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

PRODUCT DEFECTS; PRODUCT LIABILITY. Software products as internally complex as Netcool/OMNIbus, Netcool/Reporter and Netcool/Internet Service Monitors frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Netcool/OMNIbus with defects and has discovered software errors in certain of its products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Netcool/Reporter, currently in its initial release, has features and performance characteristics that have had limited market appeal. Although the Company is currently devoting significant management and technical resources to improve the features and performance of Netcool/Reporter, the Company does not expect significant revenue contribution from Netcool/Reporter for the foreseeable future. To the extent such efforts continue to require the allocation of a significant portion of the Company's technical personnel resources, or if the performance and features of Netcool/Reporter are not improved, the Company could continue to experience delays in or failure of market acceptance of Netcool/Reporter, or damage to the Company's reputation or relationships with its customers, any of which could have a material adverse effect on the Company's business, operating results or financial condition. See "-- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization." Additionally, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements of the Company's products after commencement of commercial

                                 MICROMUSE INC.




shipments which could have a material adverse effect upon the Company's business, operating results or financial condition.

Since the Company's products are used by its customers to monitor and address network problems and avoid failures of the network to support critical business functions, any design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Such customers could seek damages from the Company for any such losses, which, if successful, could have a material adverse effect on the Company's business, operating results or financial condition. Although the Company maintains product liability insurance, there can be no assurance that such insurance will adequately cover, if at all, any such claims. Further, although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition or results of operations. In particular, the Company would be materially adversely affected if it were to lose the services of Christopher J. Dawes, Chief Executive Officer of the Company, who has provided significant leadership and direction to the Company since its inception. The Company does not have employment contracts with any of its key personnel. In addition, the Company's success will be dependent upon its continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. The Company has at times and continues to experience difficulty in recruiting qualified personnel. Because the Company faces intense competition in its recruiting activities, there can be no assurance that the Company will be able to attract and/or retain qualified personnel. Failure to attract and retain the necessary qualified personnel on a timely basis could have a material adverse effect on the Company's business, operating results or financial condition.

                                 MICROMUSE INC.




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

SALES CONCENTRATION. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. During the quarter ended June 30, 1998, WorldCom B.V., entities affiliated with WorldCom and entities affiliated with British Telecommunications, accounted for approximately 17%, 3% and 8%, respectively, of the Company's total revenues. During the quarter ended March 31, 1998, the Company did not have any customers that contributed over 10% of total revenues. In addition, during the quarter ended December 31, 1997, Deutsche Bank AG, an entity affiliated with Deutsche Bank Securities, an underwriter in the Company's initial public offering, accounted for approximately 30% of the Company's total revenues. In addition, America Online accounted for 13% of total revenues in the quarter ended December 31, 1997. During the nine months ended June 30, 1998, entities affiliated with WorldCom and Deutsche Bank AG accounted for approximately 10% and 13%, respectively, of the Company's total revenues. In fiscal 1997, entities affiliated with WorldCom and entities affiliated with British Telecommunications, accounted for 18% and 9%, respectively, of the Company's total revenues. In addition, entities affiliated with British Telecommunications accounted for 57% and 14% of the Company's total revenues for fiscal 1995 and fiscal 1996, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this concentration of sales, the Company's business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenue from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. The terms of the Company's agreements with its customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations which standardize using a competitive product.

                                 MICROMUSE INC.




RISKS ASSOCIATED WITH INTERNATIONAL LICENSING AND OPERATIONS. License, maintenance and service revenue outside of the United States accounted for 76%, 55% and 48% of the Company's total revenue in fiscal 1995, 1996 and 1997. The Company expects that international license, maintenance and consulting revenue will continue to account for a significant portion of its total revenue in future periods. Currency exchange fluctuations in countries in which the Company licenses its products or conducts operations historically have had, and in the future could continue to have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. The Company intends to enter into additional international markets and to continue to expand its operations outside of the United States by expanding its direct sale force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect the Company's ability to generate profits. To the extent that the Company is unable to establish additional foreign operations in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results or financial condition could be materially adversely affected. The Company maintains a significant portion of its operations, including the bulk of its software development operations, in the United Kingdom. The Company's international operations and revenue involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license, service and other revenue, and, consequently, on the Company's business, operating results or financial condition. The Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If the Company's international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on the Company's operating results.

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

                                 MICROMUSE INC.




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

The Company's products are designed to operate on a variety of hardware and software platforms employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun, IBM, HP, Cabletron and Cisco and by vendors of relational database software, particularly Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"), could materially adversely impact the Company's business, operating results or financial condition. For example, the Company is currently modifying certain of its products to operate with the Microsoft Windows NT operating system. The failure of the Company's products to operate effectively across the various existing and devolving versions of hardware and software platforms and database environments employed by customers could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT. The Company's success and ability to compete is dependent in significant part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause

                                 MICROMUSE INC.




product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results or financial condition could be materially adversely affected.

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

VOLATILITY OF STOCK PRICE. The market price of the Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against

                                 MICROMUSE INC.




such company. Such litigation could result in substantial costs and a diversion of management's attention and resources which could have a material adverse effect upon the Company's business, operating results or financial condition.

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

CONTROL BY EXISTING STOCKHOLDERS. As of August 3, 1998, approximately 43% of the outstanding Common Stock was held by the directors and executive officers of the Company, together with certain entities affiliated with them, assuming no exercise of outstanding stock options. As a result, these stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions.

ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. The authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. In addition, the Restated Certificate of Incorporation provides that the Board of Directors is divided into two classes of directors with each class serving a staggered two-year term. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the Board members. Any of the foregoing could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company.

                                 MICROMUSE INC.




PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company is not a party to any material legal proceeding.

        In July 1998, the Company received correspondence from counsel to a stockholder and former officer of the Company asserting claims relating to ownership of intellectual property related to the Company's Netcool/Omnibus product and claims regarding his ownership of stock in the Company. Specifically, the letter alleges that the former officer's transfer of intellectual property rights to the Company was invalid, that he was improperly denied the necessary time in which to evaluate whether to participate in the secondary stock offering and that his lock-up agreement may not be valid with respect to the 170,316 shares of the Company's Common Stock beneficially owned by him. The Company has reviewed the claims set forth in the correspondence and based upon such review does not believe such allegations have merit and, if pursued by such stockholder, the Company intends to vigorously defend any such claims and believes that the resolution of such claims will not have a material adverse effect on the Company's business, operating results or financial condition. However, if commenced, such litigation could be time-consuming and costly, and there can be no assurance that the Company would necessarily prevail given the inherent uncertainties in litigation. In the event the Company does not prevail in litigation, the Company could be prevented from selling its Netcool/Omnibus product or required to enter into royalty or licensing agreements or pay monetary damages. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim against the Company, the Company's business, operating results or financial condition could be materially adversely affected.

Item 2. Changes in Securities and use of Proceeds.

        The effective date of the registration statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-42177), was February 12, 1998 (the "IPO Registration Statement"). The class of securities registered was Common Stock. The offering commenced on February 13, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Deutsche Morgan Grenfell, NationsBanc Montgomery Securities LLC and Salomon Smith Barney.

        Pursuant to the IPO Registration Statement, the Company sold 3,230,000 shares of its Common Stock for an aggregate offering price of $38.8 million. Also pursuant to the Registration Statement, certain selling stockholders sold 450,000 shares of Common Stock of the Company for an aggregate offering price of $5.4 million.

        The Company incurred expenses of approximately $4.6 million of which approximately $2.7 million represented underwriting discounts and commission and approximately $1.9 million represented other expenses related to the offering. The net offering proceeds to the Company and the selling stockholders after total expenses was $24.2 million and $5.0 million, respectively.

        The Company used approximately $20.3 million to purchase short-term investments. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.


        The effective date of the registration statement for the Company's follow-on public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-58975), was July 28, 1998 (the "Follow-On
        Registration Statement"). The class of securities registered was Common Stock. The offering commenced on July 28, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Credit Suisse First Boston Corporation, NationsBanc Montgomery Securities LLC and Salomon Smith Barney.

        Pursuant to the Follow-On Registration Statement, the Company sold 1,000,000 shares of its Common Stock for an aggregate offering price of $24.9 million. Also pursuant to the Follow-On Registration Statement, certain selling stockholders sold 2,000,000 shares of Common Stock of the Company for an aggregate offering price of $49.8 million.

        The Company estimates that expenses will be approximately $2.0 million of which approximately $1.4 million will represent underwriting discounts and commission and approximately $0.6 million represent other expenses related to the offering. The net offering proceeds to the Company and the selling stockholders after total expenses are estimated at $22.9 million and $47.0 million, respectively.

        All net proceeds have been invested in cash, cash equivalents and short-term investments. The use of proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

Item 3. Defaults upon Senior Securities.                        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.    Not applicable.

Item 5. Other Information.                                      Not applicable.

                                 MICROMUSE INC.




Item 6. Exhibits and Reports on Form 8-K:

        (a)Exhibits

Exhibit
Number         Description
---------      -----------------------------------------------------------------
   2.1+        Agreement for the sale of the systems integration business of
               Micromuse plc by and among Micromuse plc, Horizon Open Systems
               (UK) Limited and Horizon Computer Services Limited, dated as of
               September 16, 1997.

   3.1++ Restated Certificate of Incorporation of the Registrant, as amended to date.

   3.2++       Amended and Restated Bylaws of the Registrant.

   4.1++       Reference is made to Exhibits 3.1, 3.2 and 10.4.

   4.2+        Specimen Common Stock certificate.

  10.1+ Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

  10.2+ 1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

  10.3+        1997 Employee Stock Purchase Plan.

  10.4+        Amended and Restated Investors' Rights Agreement by and among the
               Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

  10.5+ Office lease, dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

  10.6+ Office lease, dated as of March 3, 1997, by and between Micromuse plc, Marldown Limited and Christopher J. Dawes.

  10.7+ Office lease, dated as of March 3, 1993, by and between Micromuse plc, Guildquote Limited and Christopher J. Dawes.

  10.8+ Agreement for the sale of the systems integration business of Micromuse plc dated as of September 16, 1997. Reference is made to Exhibit 2.1.

  21.1+        Subsidiaries of the Registrant.

  27.1         Financial Data Schedule

 + Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.

++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.


        (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                 MICROMUSE INC.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.



                                    MICROMUSE INC.
                                    (Registrant)


                                    By: /s/ STEPHEN A. ALLOTT
                                       ------------------------------------
                                        Stephen A. Allott
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
   2.1+        Agreement for the sale of the systems integration business of
               Micromuse plc by and among Micromuse plc, Horizon Open Systems
               (UK) Limited and Horizon Computer Services Limited, dated as of
               September 16, 1997.

   3.1++ Restated Certificate of Incorporation of the Registrant, as amended to date.

   3.2++       Amended and Restated Bylaws of the Registrant.

   4.1++       Reference is made to Exhibits 3.1, 3.2 and 10.4.

   4.2+        Specimen Common Stock certificate.

  10.1+ Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

  10.2+ 1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

  10.3+        1997 Employee Stock Purchase Plan.

  10.4+        Amended and Restated Investors' Rights Agreement by and among the
               Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

  10.5+ Office lease, dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

  10.6+ Office lease, dated as of March 3, 1997, by and between Micromuse plc, Marldown Limited and Christopher J. Dawes.

  10.7+ Office lease, dated as of March 3, 1993, by and between Micromuse plc, Guildquote Limited and Christopher J. Dawes.

  10.8+ Agreement for the sale of the systems integration business of Micromuse plc dated as of September 16, 1997. Reference is made to Exhibit 2.1.

  21.1+        Subsidiaries of the Registrant.

  27.1         Financial Data Schedule

 + Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.

++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.