Form 10-K
period 1998-09-30
MICROMUSE INC
filed 1998-12-29
CIK 1036425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-23783
                                 MICROMUSE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3288385
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                              139 TOWNSEND STREET
                        SAN FRANCISCO, CALIFORNIA 94107
                                 (415) 538-9090
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE, AND TELEPHONE
                                    NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on November 30, 1998 was approximately $309.9 million. As of November 30, 1998, there were 15,617,246 shares of Registrant's common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 1999 annual meeting of stockholders scheduled to be held on January 28, 1999, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 MICROMUSE INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................   3
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
          Derivatives and Financial Instruments.......................   32
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................   49
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   49
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   50
Signatures............................................................   51

                                     PART I

     This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, the Company's ability to manage its growth, risks associated with competition and risks identified in the Company's Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Report under the caption "Risk Factors"

ITEM 1. BUSINESS

     Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable Service Level Management ("SLM") -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. The Company's Netcool product suite collects, normalizes and consolidates high volumes of event information from heterogeneous network management environments into an active database that de-duplicates and correlates the resulting data in real-time, and then rapidly distributes graphical views of the information to operators and administrators responsible for monitoring service levels. Netcool's unique architecture allows for the rapid, programmerless association of devices and specific attributes of those devices to the business services they impact. This readily enables administrators to create and modify their service views during systems operations to monitor particular business services, rapidly identify which users are affected by which network faults, pinpoint sources of network problems, automate operator responses, facilitate problem resolution and report on the results. The Company markets and distributes to customers through its own sales force, OEMs, value-added resellers and systems integrators. The Company has distribution agreements with Bay Networks, Cisco Systems, CTC (Itochu), Datacraft, Ericsson Data Services, N.E.T., and Vanstar. As of September 30, 1998, the Company had over 200 customers operating in and serving a variety of industries. Customers include AirTouch, America Online, AT&T Wireless, British Telecommunications, Cable and Wireless, Cellular One, Deutsche Telekom, First Data Resources, Genuity, GE Information Services, Global One, GTE Internetworking, Merrill Lynch, MindSpring, Morgan Stanley, Netcom, Pacific Bell, PSINet, Siemens, Southwestern Bell Internet Services, Unisource and WorldCom/MFS/UUNet.

PRODUCTS AND TECHNOLOGY

     Micromuse provides a suite of software products that enable SLM. The Company's Netcool SLM solution includes Netcool/OMNIbus and its components for event management, Netcool/Reporter for service level reporting, Netcool/Internet Service Monitors for the proactive management of internet services, and associated related technical services. Netcool/OMNIbus collects, consolidates, de-duplicates and correlates information from a wide range of network management platforms and devices and then presents user-configurable views of subsets of network data. Netcool/Reporter uses this data to provide real-time and historical reporting. Netcool/Internet Service Monitors collect response and availability data from several frequently implemented Internet/Intranet services and forward this information to Netcool/OMNIbus for integration with other service data. Since customers can quickly associate each network element (a network device, computing system or application) with a particular service, Netcool products enable companies to efficiently set up, monitor, manage and report on Service Level Agreements ("SLA"). Netcool/Reporter, currently in its initial commercial release, has features and performance characteristics that have had limited market appeal. See "Risk Factors -- Product Defects; Product Liability."

  Netcool/OMNIbus

     Netcool/OMNIbus is based on a three-tier, client/server architecture and is the core application of the product suite. Netcool/OMNIbus consists of four components: Netcool/OMNIbus Probes, the Netcool/ OMNIbus ObjectServer, Netcool/OMNIbus Desktops, and Netcool/OMNIbus Gateways. Probes collect event information from existing network management systems, as well as event messages from network devices, computing systems, applications or legacy systems. The Probes then normalize and feed this event data into the ObjectServer, an object-oriented, memory-resident active database. At the ObjectServer, the event data is de-duplicated, correlated and associated with other event data. By manipulating the data in the ObjectServer through the Desktops, users can design customized views of event data to monitor segments of the network or services that span the entire network. Gateways permit data to be shared between multiple ObjectServers for load balancing or fail-over facilities, exported to common relational database management systems (Oracle or Sybase) for historical service level views, or integrated with other applications such as Remedy's helpdesk application.

  Probes

     Probes are the first tier of Netcool's three-tier architecture. Probes are primarily passive software interfaces that collect network event data (including messaged network data such as faults, alerts, and traps) from elements on the network or from domain-based network management systems. These Probes can collect information presented from either management platforms and devices (e.g., HP OpenView, Cabletron SPECTRUM, Cisco StrataView Plus, and Newbridge 46020) and standard protocols such as screen oriented ASCII character streams, application log files (e.g., syslog) TL1, SMNP, or any other method of management information provision. They recognize Management Information Base ("MIB") information from switches and routers from leading vendors, including Bay Networks, Cabletron, Cisco, 3Com and N.E.T. Probes use rules and lookup tables to categorize and add information to events. As a result, network data collected by the Probes is normalized into a common alert format and then passed to the ObjectServer.

  ObjectServer

     The ObjectServer, which is the second tier of Netcool's three-tier architecture, is a real-time, object-oriented, memory-resident, active database which stores and manages all the collected network events. The ObjectServer consolidates, associates and de-duplicates normalized data from the Probes, converting events, such as faults and alarms, into event objects that can be easily manipulated to create associations and filters. The active components of the ObjectServer include its de-duplication capability and its ability to correlate event objects with other event objects, make decisions on information, automate operator responses and facilitate problem resolution. The ObjectServer, which has been designed and optimized for handling large volumes of events messages, can process hundreds of alarms per second and can collect data from multiple Probes concurrently. The ObjectServer architecture also permits multiple authenticated users to view all the events throughout the enterprise. In addition, since one network fault can impact several locations in a distributed environment and can therefore trigger multiple events, the ObjectServer is designed to automatically de-duplicate repeated events so that network operators can easily identify the root cause. The Company believes that the ObjectServer architecture provides the Company with a competitive advantage in both the speed with which it collects network events and the ability to associate event information with the services it manages.

  Desktops

     A Desktop, the third tier in Netcool's three-tier architecture, is an integrated suite of software tools designed for use by operators and administrators to create filters, customize views of network event data, monitor several services simultaneously, and automatically resolve service problems. Network operators can quickly build filters by responding to simple onscreen queries about user preferences. They can also associate events with services through the use of simple "drag-and-drop" technology that automatically creates the Boolean logic and SQL required to retrieve the data from the ObjectServer. In this way, non-programmers can manipulate the data in the ObjectServer to custom-design views of event data. In addition, each operator can use Desktops to resolve element problems directly or automate responses to common network problems when critical thresholds are reached.

     Operators can use Desktops to monitor services through either EventLists, the EventList Console or ObjectiveView. The EventList presents a configurable spreadsheet-like view of the de-duplicated faults and acts as the primary interface through which operators access problem resolution tools. The EventList Console depicts a concise view of the EventLists for several services while the ObjectiveView provides a graphical view of the network or services that depend upon it. Administrators can use Desktops to configure the ObjectServer and the operator's desktop environments. Desktops run on multiple computing platforms, including UNIX/ Motif, Microsoft Windows NT, or Web browsers via Java applications.

  Gateways

     Gateways are interfaces to other Micromuse products or to third-party applications that allow sharing of Netcool event data. For example, multiple Netcool ObjectServers can share data using a Gateway to offer customers load-balancing and fail-over facilities. In addition, event data can be exported through Gateways to databases such as Oracle or Sybase for historical analysis and reporting or to trouble-ticketing packages such as Remedy's help desk application.

  Netcool/Reporter

     Netcool/Reporter is a Java-based application that generates reports on the real-time and historical availability of network services, applications, business processes or any customer-defined grouping of IT resources (both physical and logical). Netcool/Reporter is designed to leverage archived data from service profiles created within Netcool/OMNIbus, and to allow operators to report on SLA compliance. Netcool/ Reporter can produce availability data in several graphical formats, including spreadsheets, 2D or 3D charts, and billing forms. Netcool/Reporter provides both Service Level Reports and generic reports. Service Level Reports allow operators to define individualized service levels by designing their own report metrics. They can also be tailored to precisely match the service level availability criteria described by SLAs. Generic reports are pre-configured reports that use event time and frequency categories as the primary variables. Netcool/ Reporter, currently in its initial commercial release, has features and performance characteristics that have had limited market appeal. Although the Company is currently devoting significant management and technical resources to improve the features and performance of Netcool/Reporter, the Company does not expect significant revenue contribution from Netcool/Reporter for the foreseeable future. To the extent such efforts continue to require the allocation of a significant portion of the Company's technical personnel resources, or if the performance and features of Netcool/Reporter are not improved, the Company could continue to experience delay in or failure of market acceptance of Netcool/Reporter, or damage to the Company's reputation or relationships with its customers, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Product Defects; Product Liability."

  Netcool/Internet Service Monitors

     Netcool/Internet Service Monitors, which became available on March 31, 1998, are software applications that collect and analyze real-time response and availability data about internet services including HTTP (Web servers), FTP (file transfer), SMTP and POP3 (e-mail), NNTP (news), DNS (directory services), and RADIUS (dial-in security and accounting). Netcool/Internet Service Monitors collect response and availability data, compare it with user-defined threshold levels, and then forward fault information to Netcool/ OMNIbus when thresholds are exceeded. The resulting information can be combined with other network fault data to provide companies with detailed information about services that incorporate Internet-based elements. Netcool/Internet Service Monitors can be configured through the World Wide Web through an HTML interface and are designed to integrate easily with networks managed by Netcool/OMNIbus.

SALES AND MARKETING

     The Company markets its software and services primarily through its direct sales organization in San Francisco; Atlanta; Boston; Chicago; Dallas; Los Angeles; New York; Scottsdale, Arizona; Vienna, Virginia; Washington, D.C.; London and Sydney. Additionally, the Company has a growing channel organization and expects to generate an increasing percentage of total sales through its OEMs, value-added resellers and systems integrators. As of September 30, 1998, the Company's sales organization consisted of 42 individuals. Seven members of the sales organization work exclusively with the OEMs, value-added resellers and systems integrators in both a sales and a channel marketing capacity.

     Typically, the sales process will include an initial sales presentation, a product demonstration; at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes 90 to 180 days. Companies often purchase Netcool products to manage their internal data network initially and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of the Company's sales are from repeat customers who generally purchase additional software as their networks expand, or as additional sites within a customer learn of the services provided by, and the benefits of, Netcool.

     The Company has a number of marketing programs designed to inform potential customers about the capabilities and benefits of the Company's products. The Company's marketing efforts include technical leadership, participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals and advertising. As of September 30, 1998, the Company's marketing organization employed 7 people.

     Although the Company increased the size of its sales organization during the year ended September 30, 1998, the Company experienced difficulty in recruiting a sufficient number of qualified sales people during that period. If the Company is to achieve significant revenue growth in the future, it must both train successfully the members of its existing sales force and recruit additional sales personnel. Competition for such persons is intense, and there can be no assurance that the Company will be able to either retain and adequately train its current sales force or attract qualified sales personnel in the future. During the last fiscal year, the Company hired a Senior Vice President, Sales, who is expected to be heavily involved, among other things, in the recruitment of additional sales personnel. Consequently, the Company is expected to have additional management capacity to assist in the recruitment of additional sales personnel. If the Company is unable to hire such people on a timely basis, the Company's business, operating results or financial condition could be adversely affected. See "Risk Factors -- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization."

     To achieve significant growth in revenues in the future the Company must continue to expand its network of distribution partners. The Company's network of distribution partners currently includes VARs, systems integrators and OEM partners, including Bay, Cisco, CTC (Itochu), Datacraft, Ericsson Data Services, N.E.T., and Vanstar Corporation. Such partners license the Company's products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of the Company's products. At times, members of the Company's technical services organization will assist a channel partner with training and technical support. The Company offers a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. The Company also has a joint marketing program with Concord Communications. There can be no assurance that the Company will be able to continue to attract and retain VARs, systems integrators and OEMs or that such organizations will be able to market and sell the Company's products effectively. In addition, there can be no assurance that the Company's existing or future channel partners will continue to represent the Company's products. See "Risk Factors -- Need to Expand Distribution Channels; Dependence on Third-Party Relationships."

     Because the Company first sold its software in the United Kingdom and was previously domiciled in London, sales of its software outside of the United States (i.e., "international sales") have historically comprised a significant portion of the Company's total revenue. International sales accounted for 39%, 48% and 55% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company believes that a majority of these international sales were made to customers in the United Kingdom and Europe. While the Company believes that there are significant opportunities in the United Kingdom and Europe, it expects international revenues from the United Kingdom and Europe as a percentage of total revenues to decline in future quarters as the Company more fully exploits opportunities in the United States and in the Pacific Rim. See "Risk
Factors -- Risks Associated with International Licensing and Operations."

TECHNICAL SERVICES

     The Company's technical services organization provides customers with a full range of support services including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support. In addition, the technical services organization serves a variety of internal functions, including drafting support and training documentation, product management, product testing, research and development related to specific customer industries. The Company believes that superior technical services and support is critical to customer satisfaction and the development of customer relationships. As of September 30, 1998, there were 46 individuals in the Company's technical services organization.

     The recent growth of the Company and the expansion of the customer base of Netcool have increased the demands on its technical services organization. Competition for qualified technical personnel is intense. There can be no assurance that the current resources in the Company's technical services organization will be sufficient to manage any future growth in the Company's business. Failure of the Company to expand its technical services organization at least commensurate with the expansion in the installed base of Netcool products would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization" and "-- Dependence on Key Personnel."

CUSTOMER SUPPORT

     The customer support organization is responsible for providing ongoing technical support for the Company's customers after implementation of the product and for training the next generation of the Company's software engineers and technical services personnel. Based on feedback by customers, the Company believes that the quality and responsiveness of its customer support organization provides it with a significant competitive advantage. As of September 30, 1998, the Company employed 19 customer support personnel.

     For an annual fee, a customer will receive toll-free telephone and email support, as well as new releases of the Company's products. The Company offers two support packages to its customers: 8 hours a day, 5 days a week support or 24 hours a day, 7 days a week support. While support personnel generally answer the technical support calls and resolve most problems over the phone, Micromuse will deploy any one of its 46 technical support personnel in the event that an on-site visit is necessary.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends in large part on its ability to continue to enhance existing products and develop new products that maintain technological competitiveness and deliver rapid ROI to its customers. The Company has historically developed and expects to continue to develop its products in conjunction with its existing and potential customers. Extensive product development input is obtained through customers, through the Company's monitoring of end-user needs and changes in the marketplace and through partnerships with leading research institutes such as Cambridge University Centre for Communication Systems Research.

     The Company's research and development organization is composed of two related engineering groups. The core technology group is responsible for the enhancement of Netcool/OMNIbus, including its real-time technologies and the exploration of new directions and applications of the Company's core ObjectServer, Probe, Gateway and Desktop technologies. The application development group is responsible for designing and developing off-the-shelf products that leverage the technologies developed by the core technology group. While both groups work closely with customers, the application development group depends on customer contact and partnerships for the rapid development of new SLM products. Both research and development groups work closely with the Company's technical services organization and its marketing organization to incorporate customer feedback and market requirements into their product development agendas.

     The Company has made and intends to continue to make substantial investments in research and development. The Company's total expenses for research and development for fiscal 1998, 1997 and 1996 were $5.5 million, $2.0 million and $1.6 million, respectively. Since the Company anticipates that it will continue to commit substantial resources to research and development in the future, product development expenses are expected to increase in absolute dollars in future periods. To date, the Company's development efforts have not resulted in any capitalized software development costs. As of September 30, 1998, the Company's research and development organization consisted of 40 people.

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or its competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In particular, the widespread adoption of the TMN architecture for managing telecommunications networks would force the Company to adapt its products to such standard, and there can be no assurance that this could be done on a timely or cost-effective basis, if at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of the Company's products. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected. See "Risk Factors -- New Products and Rapid Technological Change; Need to Manage Product Transitions; Dependence on Third-Party Software Platforms." In addition, software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. For example, Netcool/Reporter, currently in its initial commercial release, has features and performance characteristics that have had limited market appeal. Although the Company is currently devoting significant management and technical resources to improve the features and performance of Netcool/ Reporter, the Company does not expect significant revenue contribution from Netcool/Reporter for the foreseeable future. To the extent such efforts continue to require the allocation of a significant portion of the Company's technical personnel resources, or if the performance and features of Netcool/Reporter are not improved, the Company could continue to experience delay in or failure of market acceptance of Netcool/ Reporter, or damage to the Company's reputation or relationships with its customers, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Product Defects; Product Liability."

COMPETITION

     The Company's products are designed for use in the evolving SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company's current and prospective competitors offer a variety of solutions to address the SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun, HP and Cabletron;
(ii) vendors of network and systems management frameworks including Computer Associates and IBM; (iii) vendors of network and systems management applications including HP, Sun and IBM; (iv) providers of specific market applications including Boole & Babbage and several smaller software vendors; and (v) systems integrators who primarily provide programming services to develop customer specific applications including TCSI and OSI. In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competi-tion may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition.

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

     Many of the Company's current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Existing competitors could also increase their market share by bundling products having management functionality offered by the Company's products with their current applications. Moreover, the Company's current and potential competitors may increase their share of the SLM market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new, or upgrade and extend existing, operating systems or environments that include management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition. See "Risk Factors -- Competition."

     The principal competitive factors affecting the market for the Company's software are price/performance, functionality and speed of implementation. The Company currently believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving, and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse effect upon the Company's business operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

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

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or at all. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Dependence Upon Proprietary Technology; Risk of Third-Party Claims of Infringement."

EMPLOYEES

     As of September 30, 1998, the Company had 176 employees, including 40 engaged in research and development activities, 49 in sales and marketing, 46 in technical services, 22 in administration and finance and 19 in customer support. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

     The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled managerial, sales, technical services, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could materially adversely affect on the Company's business, operating results or financial condition. See "Risk Factors -- Management of Growth; Need to Improve Financial Systems and Controls," "-- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization" and "-- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     The Company's headquarters are located in 11,235 square feet of office space in San Francisco, under a lease that expires in April 2002. The Company's principal product development operations are located in approximately 16,085 square feet of office space in London. Approximately 7,210 square feet of this office space is leased pursuant to a lease that expires in December 2002. The remaining 8,875 square feet of office space is leased pursuant to a lease that expires in March 2007. The Company also maintains offices in New York City, Chicago, Dallas and Sydney. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock has traded publicly on the Nasdaq National Market since February 13, 1998 under the symbol "MUSE." The Company's initial public offering price was $12.00 per share. The following table sets forth for the periods indicated the high and low closing prices of the common stock. Prior to the Company's initial public offering, there was no established public trading market for the common stock.

                                                               HIGH      LOW
                                                              ------    ------
Year ending September 30, 1998:
  Fourth Quarter............................................  $41.13    $13.75
  Third Quarter.............................................   40.81     21.50
  Second Quarter (from February 13, 1998, the date trading
     commenced).............................................   26.63     18.88

     On November 30, 1998, the closing price of the common stock on the Nasdaq National Market was $22.81 per share. As of September 30, 1998, there were approximately 94 holders of record (not including beneficial holders of stock held in street name) of the common stock.

DIVIDEND POLICY

     The Company did not declare or pay any cash dividends on its capital stock during fiscal 1998, 1997 and 1996 and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                               1998       1997       1996      1995      1994
                                              -------    -------    ------    ------    ------
Revenues:
  License...................................  $22,432    $ 6,968    $3,374    $1,077    $  111
  Maintenance and services..................    5,829      2,324     1,141       369         3
                                              -------    -------    ------    ------    ------
          Total revenues....................   28,261      9,292     4,515     1,446       114
Cost of revenues:
  License...................................    1,320        523       311       163        61
  Maintenance and services..................    3,491      1,042       384       102        --
                                              -------    -------    ------    ------    ------
          Total cost of revenues............    4,811      1,565       695       265        61
                                              -------    -------    ------    ------    ------
Gross profit................................   23,450      7,727     3,820     1,181        53
Operating expenses:
  Sales and marketing.......................   15,710      8,970     1,768       728        30
  Research and development..................    5,535      2,042     1,582       708       318
  General and administrative................    4,521      4,244       996       584       236
                                              -------    -------    ------    ------    ------
          Total operating expenses..........   25,766     15,256     4,346     2,020       584
                                              -------    -------    ------    ------    ------
  Loss from operations......................   (2,316)    (7,529)     (526)     (839)     (531)
Other income (expense):
  Interest income...........................    1,840         64         8        --        --
  Interest expense..........................     (312)    (1,268)     (212)     (106)      (68)
  Other.....................................      100       (200)       25        --        --
                                              -------    -------    ------    ------    ------
  Loss before income taxes..................     (688)    (8,933)     (705)     (945)     (599)
Income taxes................................      150         --       100        --        --
                                              -------    -------    ------    ------    ------
  Loss from continuing operations...........     (838)    (8,933)     (805)     (945)     (599)
Discontinued operations:
  Income (loss) from discontinued
     operations.............................       --       (104)      569       711       335
  Gain on disposition.......................       --      1,161        --        --        --
                                              -------    -------    ------    ------    ------
  Net loss..................................     (838)    (7,876)     (236)     (234)     (264)
Accretion on redeemable convertible
  preferred stock...........................   (1,334)      (755)       --        --        --
                                              -------    -------    ------    ------    ------
Net loss applicable to holders of common
  stock.....................................  $(2,172)   $(8,631)   $ (236)   $ (234)   $ (264)
                                              -------    -------    ------    ------    ------
Basic and diluted per share data:
  Loss from continuing operations applicable
     to holders of common stock.............  $ (0.07)   $ (1.52)   $(0.14)   $(0.17)   $(0.20)
  Net loss applicable to holders of common
     stock..................................  $ (0.18)   $ (1.35)   $(0.04)   $(0.04)   $(0.09)
  Shares used in per share calculations.....   11,794      6,373     5,954     5,498     2,969

CONSOLIDATED BALANCE SHEET DATA:
(IN THOUSANDS)

                                                            AS OF SEPTEMBER 30,
                                              ------------------------------------------------
                                               1998       1997       1996      1995      1994
                                              -------    -------    ------    ------    ------
Cash and cash equivalents...................  $22,798    $13,741    $  594    $   12    $   18
Working capital (deficiency)................   58,193     13,181      (847)     (383)     (453)
Total assets................................   80,644     22,740     9,107     5,767     4,492
Redeemable convertible preferred stock......       --     22,865        --        --        --
Total stockholders' equity (deficit)........   67,718     (7,234)     (222)     (203)       93

QUARTERLY FINANCIAL DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                 1998                   FOURTH QUARTER    THIRD QUARTER    SECOND QUARTER    FIRST QUARTER
                 ----                   --------------    -------------    --------------    -------------
Revenues..............................      $9,644           $7,593            $6,195           $ 4,829
Gross profit..........................       8,139            6,478             5,081             3,752
Income (loss) from operations.........         150             (357)             (756)           (1,353)
Net income (loss) applicable to
  holders of common stock.............         900              161            (1,040)           (2,193)
Diluted net income (loss) per share...      $ 0.05           $ 0.01            $(0.10)          $ (0.35)

                 1997                   FOURTH QUARTER    THIRD QUARTER    SECOND QUARTER    FIRST QUARTER
                 ----                   --------------    -------------    --------------    -------------
Revenues..............................     $ 3,671           $ 2,684          $ 1,711           $1,226
Gross profit..........................       3,079             2,226            1,423              999
Loss from operations..................      (3,492)             (798)          (2,464)            (775)
Net loss applicable to holders of
  common stock........................      (3,249)           (1,528)          (2,985)            (869)
Net loss per share....................     $ (0.50)          $ (0.23)         $ (0.49)          $(0.13)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, the Company's ability to manage its growth, risks associated with competition and risks identified in the Company's Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Report under the caption "Risk Factors"

OVERVIEW

     Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable service level management ("SLM"). The Company was founded in 1989 in London, England, and historically operated a systems integration business, reselling computer hardware and software products and providing consulting services, principally for managing networks. Leveraging its expertise in network management and using funds generated from the systems integration business, the Company developed its Netcool/OMNIbus software, which the Company began shipping in January 1995. In March 1997, the Company was reorganized in Delaware and relocated its headquarters from London to San Francisco. In connection with the reorganization, the Company raised $4.9 million through the sale of equity securities and arranged a $3.0 million credit facility. In September 1997, the Company raised an additional $15.9 million through the sale of equity securities and sold its systems integration business for approximately $400,000, net of fees. In order to further the growth of the Netcool business, the Company engaged in an initial public offering of common stock on February 12, 1998, raising approximately $34.2 million, net of fees and expenses. With the proceeds from the financings and the sale of the systems integration business, the Company expanded operations and substantially increased development, sales and administrative headcount for the Netcool business during the fifteen-month period ended September 30, 1998, growing from 92 to 179 employees. On July 28, 1998, the Company engaged in a follow-on offering of common stock, raising approximately $22.9 million, net of fees and expenses. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. On March 31, 1998, the Company announced the first customer shipment of Netcool/Reporter and Netcool/Internet Service Monitors. Netcool/Reporter, currently in its initial commercial release, has feature and performance characteristics that have had limited market appeal.

     The Company's consolidated financial statements have been restated to reflect the discontinuation of the operations associated with the Company's systems integration business. In connection with such sale, the purchaser indemnified the Company for work-in-process under existing contracts, warranty claims under completed contracts and maintenance agreements, but retained liability for completed contracts. See Note 2 of Notes to Consolidated Financial Statements for information concerning this restatement.

     Other than discontinued operations, all of the Company's revenues have been derived from licenses for its Netcool family of products and related maintenance, training and consulting services. The Company currently expects that Netcool-related revenues will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of its Netcool products and enhancements thereto.

     As of September 30, 1998, Micromuse had licensed its Netcool products to more than 200 customers worldwide. Micromuse licenses its software through its direct sales force, OEMs and value-added resellers. License revenues from OEMs and resellers combined accounted for approximately 26%, 11% and 8% of the Company's total license revenues for fiscal 1998, 1997 and 1996, respectively. The Company's ability to achieve significant additional revenue growth in the future will depend substantially on its success in recruiting and training sufficient sales and technical services personnel, maintaining its current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

     As a result of the Company's multinational operations and sales, the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while the Company's United States headquarters are located in San Francisco, California, its principal product development operations are located in London, England. As a result, a substantial portion of the Company's costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 1998 and 1997, license, maintenance and service revenues outside of the United States accounted for 39% and 48% of the Company's total revenues, respectively. See Note 8 of Notes to Consolidated Financial Statements. Although management will continue to monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and operating results.

     Although the Company's revenues have increased in each of the last seven quarters, after giving effect to the restatement of the financial statements due to the sale of the systems integration business, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1998, with the exception of the quarter ended September 30, 1996, and had an accumulated deficit of $11.4 million as of September 30, 1998. The Company's limited operating history as a software developer, rapid expansion of operations and headcount and the emerging nature of the market for SLM software make the prediction of future operating results difficult. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to achieve profitability on a quarterly or annual basis.

SUBSEQUENT EVENTS

     In October 1998, the Company announced that Mr. Stephen A. Allott, the Chief Financial Officer of the Company, was named President and appointed a Director of the Company and that Mr. Christopher J. Dawes was no longer its President and Chief Executive Officer. The Company has retained the services of Heidrick & Struggles, an international executive search firm, to coordinate the search for a President and Chief Executive Officer. In November 1998, Mr. Christopher J. Dawes resigned as a Director.

     In October 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares, or approximately 9% of the Company's outstanding common stock. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of November 30, 1998, the Company had repurchased 500,000 shares of its outstanding common stock pursuant to the repurchase program.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................   79.4%     75.0%     74.7%
  Maintenance and services..................................   20.6%     25.0%     25.3%
                                                              -----     -----     -----
          Total revenues....................................  100.0%    100.0%    100.0%
Cost of revenues:
  License...................................................    4.7%      5.6%      6.9%
  Maintenance and services..................................   12.3%     11.2%      8.5%
                                                              -----     -----     -----
          Total cost of revenues............................   17.0%     16.8%     15.4%
                                                              -----     -----     -----
Gross profit................................................   83.0%     83.2%     84.6%
                                                              -----     -----     -----
Operating expenses:
  Sales and marketing.......................................   55.6%     96.5%     39.2%
  Research and development..................................   19.6%     22.0%     35.0%
  General and administrative................................   16.0%     45.7%     22.1%
                                                              -----     -----     -----
          Total operating expenses..........................   91.2%    164.2%     96.3%
                                                              -----     -----     -----
  Loss from operations......................................   (8.2)%   (81.0)%   (11.7)%
Other income (expense):
  Interest income...........................................    6.5%      0.7%      0.2%
  Interest expense..........................................   (1.1)%   (13.6)%    (4.7)%
  Other.....................................................    0.4%     (2.2)%     0.6%
                                                              -----     -----     -----
  Loss before income taxes..................................   (2.4)%   (96.1)%   (15.6)%
Income taxes................................................    0.6%      0.0%      2.2%
                                                              -----     -----     -----
  Loss from continuing operations...........................   (3.0)%   (96.1)%   (17.8)%
Discontinued operations:
  Income (loss) from discontinued operations................    0.0%     (1.1)%    12.6%
  Gain on disposition.......................................    0.0%     12.4%      0.0%
                                                              -----     -----     -----
          Net loss..........................................   (3.0)%   (84.8)%    (5.2)%
Accretion on redeemable convertible preferred stock.........   (4.7)%    (8.1)%     0.0%
                                                              -----     -----     -----
Net loss applicable to holders of common stock..............   (7.7)%   (92.9)%    (5.2)%
                                                              =====     =====     =====
AS A PERCENTAGE OF RELATED REVENUES:
Cost of license revenues....................................    5.9%      7.5%      9.2%
Cost of maintenance and services revenues...................   59.9%     44.8%     33.7%

  Revenues

     The Company's total revenues are derived from license revenues for its Netcool family of products, as well as associated maintenance, consulting and training services revenues. License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided the fee is fixed and determinable, the arrangement does not involve significant customization of the software and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. See Note 1 of Notes to Consolidated Financial Statements. The Company has recognized revenue, for all periods prior to and including September 30, 1997, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 91-1 entitled Software Revenue Recognition. For the fiscal year ended September 30, 1998, the Company has recognized revenue in accordance with AICPA SOP No. 97-2 entitled Software Revenue Recognition. There was no material change to the Company's accounting for revenue as a result of the adoption of AICPA SOP No. 97-2.

     The Company's total revenues increased to $28.3 million in fiscal 1998 from $9.3 million in fiscal 1997 and $4.5 million in fiscal 1996. License revenues increased to $22.4 million in fiscal 1998 from $7.0 million in fiscal 1997 and $3.4 million in fiscal 1996, primarily as a result of an increase in the number of product licenses sold and in average transaction size, reflecting the increased acceptance of Netcool/OMNIbus and expansion of the Company's sales organization. Maintenance and services revenues increased to $5.8 million in fiscal 1998 from $2.3 million in fiscal 1997 and $1.1 million in fiscal 1996, as a result of providing maintenance and services to a larger installed base in each successive year. The percentage of the Company's total revenues attributable to software was 79% in fiscal 1998 and 75% in both fiscal 1997 and 1996. Maintenance and services revenues accounted for 21% of total revenues in fiscal 1998 and 25% in both fiscal 1997 and 1996.

     Revenues from U.S. operations grew to 61% of total revenues in fiscal 1998 from 52% and 45% in fiscal 1997 and 1996, respectively, reflecting the Company's expansion of U.S. operations. International revenues include all revenues other than from the United States. See Note 8 of Notes to Consolidated Financial Statements.

     To date, the Company's revenues have resulted primarily from sales to the telecommunications industry, ISPs and investment banks. License revenues from telecommunications industry customers and ISPs combined accounted for 68%, 58% and 34% of the Company's total license revenues in fiscal 1998, 1997 and 1996, respectively. License revenues from investment banks accounted for 12%, 15% and 29% of total license revenues in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998 and 1997, entities affiliated with WorldCom accounted for 10% and 18% of the Company's total revenue, respectively. In addition, entities affiliated with British Telecommunications accounted for 9% of the Company's total revenues in both fiscal 1998 and 1997 and 14% in fiscal 1996.

  Cost of Revenues

     Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues decreased as a percentage of license revenues to 6% in fiscal 1998 from 8% in fiscal 1997 and 9% in fiscal 1996, as a result of economies of scale.

     Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues increased as a percentage of maintenance and service revenues to 60% in fiscal 1998 from 45% in fiscal 1997 and 34% in fiscal 1996, principally due to increased personnel, facilities and travel costs associated with growth in the customer support and technical services organizations. The Company expects that the cost of maintenance and services will continue to increase in dollar amounts in future periods as the Company continues to hire additional customer support and technical services personnel and expands its maintenance, consulting and training activities.

  Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses increased to $15.7 million in fiscal 1998 from $9.0 million in fiscal 1997 and $1.8 million in fiscal 1996. The increases in both fiscal 1998 and fiscal 1997 reflected the hiring of additional personnel in connection with the building of the Company's sales force. In addition, sales and marketing expenses increased in fiscal 1997 due to increased technical staff and marketing personnel, compensation expense related to bonus shares issued, increased facilities costs and costs associated with expanded marketing activities. Sales and marketing expenses represented 56%, 97% and 39% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as the Company continues to hire additional sales, technical services and marketing personnel, to increase marketing activities and to build its indirect sales channel. See Note 5 of Notes to Consolidated Financial Statements.

  Research and Development Expenses

     Research and development expenses consist primarily of salaries and other personnel-related expenses and costs of computer systems and software development tools. Research and development expenses increased to $5.5 million in fiscal 1998 from $2.0 million in fiscal 1997 and $1.6 million in fiscal 1996. The increase in research and development expenses in each year was primarily attributable to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. In addition to expanding its research and development facility in London, the Company established a research and development team focused on application development in its New York office in fiscal 1997. Research and development expenses represented 20%, 22% and 35% of total revenues in fiscal 1998, 1997 and 1996, respectively. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company anticipates that it will commit increasing resources to research and development in future periods to enhance and extend its core technology and product line and, as a result, expects that research and development expenses will increase in absolute dollars in future periods. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

  General and Administrative Expenses

     General and administrative expenses consist primarily of personnel costs for administration, finance, information systems and human resources, as well as professional fees. General and administrative expenses increased to $4.5 million in fiscal 1998 from $4.2 million in fiscal 1997 and $996,000 in fiscal 1996. These increases in each year were primarily due to increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations and, in fiscal 1997, due to compensation expenses related to bonus shares issued. General and administrative expenses as a percentage of total revenues were 16% in fiscal 1998, 46% in fiscal 1997 and 22% in fiscal 1996. The decrease of general and administrative expenses as a percentage of total revenues from fiscal 1997 to 1998 was primarily attributable to the growth in total revenues and a reduction in professional fees related to the reorganization in fiscal 1997. The increase in general and administrative expenses as a percentage of total revenues from fiscal 1996 to fiscal 1997 was primarily attributable to personnel-related costs and to the payment of professional fees for various matters, associated with the transfer of the Company's headquarters from London to San Francisco. The Company expects that its general and administrative expenses will increase in absolute dollar amounts as the Company expands its administrative staff, adds infrastructure and incurs additional costs related both to the growth of its business and becoming a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

  Other Income (Expense)

     The change in other income (expense) from fiscal 1997 to fiscal 1998 was primarily due to the interest earned on the proceeds raised from the Company's public offerings in fiscal 1998, which offset imputed interest in fiscal 1997 related to the issuance of a warrant to purchase 1.5 million shares of Series A preferred stock at a per share exercise price of $2.00. The increase in interest expense from fiscal 1996 to fiscal 1997 was primarily attributable to the imputed interest related to the issuance of a warrant to purchase shares of Series A preferred stock issued in connection with the provision of a line of credit to the Company. See Note 5 of Notes to Consolidated Financial Statements.

  Provision for Income Taxes

     As of September 30, 1998, the Company had approximately $3.0 million and $1.3 million of net operating loss carry-forwards for federal and state tax purposes, respectively. The federal net operating loss carry-forwards expire between 2013 and 2018, and the state net operating loss carry-forwards begin to expire in 2003. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced. Additionally, loss carry-forwards of either Micromuse Inc. or Micromuse USA Inc. cannot be utilized against future profits generated by the other company. As of September 30, 1998, the Company also had approximately $3.7 million and $534,000 of loss carry-forwards in England and Australia, respectively. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realizability. See Note 6 of Notes to Consolidated Financial Statements.

  Discontinued Operations

     In July 1997, the Company adopted a formal plan to discontinue its Systems Integration division based in England. In September 1997, the Company sold the division for approximately $400,000 in cash, net of fees. The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and prior consolidated financial statements have been restated to reflect the discontinuation of the Systems Integration business. Revenue from discontinued operations was $15.7 million and $14.0 million, respectively, in fiscal 1997 and 1996. The income (loss) from discontinued operations of ($104,000) and $569,000 in fiscal 1997 and 1996, respectively, represents the operation's operating income, net of taxes. The gain on disposal of discontinued operations of $1.2 million in fiscal 1997 represents the gain on disposal of the operation including net income from operations of $256,000 from the measurement date to the disposal date. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the initial and follow-on public offerings of its common stock, bank debt, private sales of preferred equity securities totaling $20.8 million, cash generated from discontinued operations and capital equipment lease lines. In April 1996, the Company issued and sold notes convertible into Series A preferred stock in the aggregate principal amount of $1.0 million. The notes were repaid without conversion to Series A preferred stock. In March 1997, the Company sold shares of Series B preferred stock for an aggregate of $4.9 million and entered into a credit agreement (the "Credit Agreement") that provided the Company with a $3.0 million revolving credit line that terminated upon the closing of the Company's initial public offering. In connection with the Credit Agreement, the Company issued a warrant to purchase shares of Series A preferred stock for an aggregate exercise price of $3.0 million that was exercised by means of a net issuance immediately prior to the closing of the Company's initial public offering. During fiscal 1997, the Company had borrowed and repaid a total of $1.0 million under the Credit Agreement and there was no balance outstanding thereunder as of September 30, 1998. In September 1997, the Company sold shares of Series C preferred stock for an aggregate of $15.9 million. In November 1997, the Company repurchased shares of common stock for $5.0 million. In February and July 1998, the Company sold shares of common stock in its initial and follow-on public offerings, generating net proceeds of $34.2 million and $22.9 million, respectively. As of September 30, 1998, the Company had $22.8 million in cash and cash equivalents and $47.0 million in marketable securities. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     Net cash generated by operating activities in fiscal 1998 was primarily attributable to an increase in deferred revenue as well as a decrease in the related party loan, offset partially by the increase in accounts receivable and the net loss of $838,000. The increase in deferred revenue, consisting primarily of deferred maintenance revenues, reflects the Company's growing installed base of customers. Net cash used in operating activities in fiscal 1997 was primarily attributable to a net loss of $7.9 million. Net cash provided by operating activities in fiscal 1996 was primarily attributable to growth in accounts payable and deferred revenue, as well as the non-cash nature of depreciation and amortization, which more than offset a net loss and growth in accounts receivable and prepaid expenses and other current assets.

     Cash flows used in investing activities in fiscal 1998 was primarily due to the purchase of investments while the net use in both fiscal 1997 and 1996 were attributable to capital expenditures. In fiscal 1998, net cash generated by financing activities was attributable to the Company's sale of common stock. Net cash provided by financing activities was primarily attributable to proceeds from the issuance of redeemable convertible preferred stock in fiscal 1997 and to proceeds from a bank overdraft and short-term notes in fiscal 1996.

     As of September 30, 1998, the Company's principal commitments consisted of obligations under operating leases. See Note 10 of Notes to Consolidated Financial Statements.

     The Company believes that the current cash balances, its capital equipment lease facility and the cash flows generated by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities, or may seek to obtain credit facilities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

YEAR 2000 COMPLIANCE AND EURO CONVERSION

     A significant amount of the demand that the Company has experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the Year 2000. Once such customers have completed their preparations, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

     Although the Company has designed and tested its products to be Year 2000 compliant, there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. In addition, certain components of the Company's products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, the Company's products that process such timestamp information may not be Year 2000 compliant. The Company is currently evaluating Year 2000-related risks and corrective actions in connection with such third-party applications and local operating systems.

     Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, in the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 compliant. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company is currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is conducting

(i) a review of its vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. The Company expects to substantially complete Year 2000 readiness preparations at the end of the first quarter of calendar 1999 with respect to its core business and software systems and at the end of the second quarter of calendar 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999. The Company does not expect the total costs associated with preparing its internal systems for the Year 2000 to exceed $350,000. Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of conducting its contingency planning for high-risk areas at this time and is scheduled to commence contingency planning for medium to low-risk areas in January 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

     Various European countries have planned the introduction of a single currency (known as the Euro) in January 1999. The introduction of the Euro may result in complex conversion calculations. The Company is currently in the process of conducting a review of its internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate its recent growth, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

                                  RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. The following factors, in addition to the other information contained in this Form 10-K, should be considered carefully in evaluating the Company and its prospects. This Form 10-K (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this Form 10-K reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Form 10-K. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Form 10-K.

  Limited Operating History as a Software Company; Uncertainty of Future Operating Results

     Although the Company began offering services for the network and systems integration market in 1989, the Company first shipped its internally developed software product, Netcool/OMNIbus, for the Service Level Management ("SLM") market in January 1995. Accordingly, the Company has only a limited operating history as a developer and provider of SLM software upon which an evaluation of its business and prospects can be based. Since inception, the Company's software business has incurred significant losses that were partially offset by profits from the Company's systems integration business, which was divested in the fourth quarter of fiscal 1997. Although the Company did not incur a net loss in the fiscal quarter ended September 30, 1998, there can be no assurance that the Company will be profitable in any period thereafter. The limited operating history of the Company makes the prediction of future results of operations difficult if not impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. In addition, the Company has increased, and plans to increase further, its operating expenses in order to develop new distribution channels, increase its sales and marketing efforts, implement and improve its operational, financial and management information systems, broaden its technical services and customer support capabilities, fund higher levels of research and development and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition would be materially adversely affected. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of September 30, 1998, the Company had accumulated net losses of $11.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Variability of Quarterly Operating Results; Seasonality

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

     The Company typically realizes a significant portion of license revenue in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, the Company's sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. In addition, the Company's expense levels are based in part on its expectations of future orders and sales, which, given the Company's limited operating history, are extremely difficult to predict. A substantial portion of the Company's operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. If revenue falls below the Company's expectations in a particular quarter, the Company's operating results could be materially adversely affected. See "-- Lengthy Sales Cycle."

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Management of Growth; Need to Improve Financial Systems and Controls

     The Company has recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of its personnel and in the scope and the geographic area of its operations. The Company has grown from 138 employees on September 30, 1997 to 176 employees on September 30, 1998 and currently plans to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Moreover, members of the Company's management team, including, without limitation, the Chief Financial Officer, Senior Vice President, Sales and U.S. Controller have been in their current positions with the Company for a limited period of time. To accommodate recent growth, to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and the Company currently is in the process of recruiting individuals to fill important management positions such as Chief Executive Officer, Vice President, Marketing, and managers for research and development projects. Further, the Company will need to continue to develop a U.S.-based financial and accounting system. The Company's future success will depend to a significant extent on the recruitment and retention of these key personnel, the implementation and improvement of operational, financial and management systems and the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Employees."

 Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization

     To increase market penetration, the Company continues to hire sales personnel. Based on the Company's experience, it takes at least six months, if not longer, for a salesperson to become fully productive. Although the Company increased the size of its sales organization during the year ended September 30, 1998, the Company experienced difficulty in recruiting a sufficient number of qualified sales people during the period.

There can be no assurance that the Company will be successful in recruiting additional sales personnel or increasing the productivity of its sales personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus and the release of the Company's Netcool/Reporter and Netcool/ Internet Service Monitors, the demands on the Company's technical services and customer support resources have grown rapidly. See "-- Product Defects; Product Liability." The Company believes that a high level of technical services, training and customer support is essential to maintaining its competitive position. The Company will be required to significantly expand its technical services and customer support organizations if it is to achieve significant additional revenue growth. In addition, the Company has recently redeployed personnel from its discontinued systems integration business and other newly hired personnel and the Company expects that increased resources will be spent on training and transitioning such personnel. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that the Company's technical services and customer support resources will be sufficient to manage any future growth in the Company's business, and any failure of the Company to expand its technical services and customer support organizations commensurate with any expansion of the installed base of Netcool/OMNIbus or sales of Netcool/Reporter or Netcool/Internet Service Monitors would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Technical Services" and "-- Customer Support."

  Need to Expand Distribution Channels; Dependence on Third-Party Relationships

     A key element of the Company's business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect the Company's ability to generate profits. Third-party distributors accounted for approximately 26% and 11% of the Company's total revenues in fiscal 1998 and 1997, respectively. There can be no assurance that the Company will be able to attract additional distributors that will be able to market the Company's products effectively. Many of the Company's agreements with third-party distributors are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. The Company's third-party distributors have significantly greater sales and marketing resources than the Company, and there can be no assurance that their sales and marketing efforts will not conflict with the Company's direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, the Company sells its products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. The Company believes that its success in penetrating markets for its SLM applications depends substantially on its ability to maintain its current distribution relationships, in particular, those with Cisco Systems ("Cisco") and Bay Networks ("Bay"), to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not discontinue their relationships with the Company, compete directly with the Company or form additional competing arrangements with the Company's competitors or that the Company will be able to expand its distribution relationships beyond what currently exists. See "Business -- Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Emerging Service Level Management Market; Dependence on Telecommunication Carriers and Other Service Providers; Demand for SLM Products

     The market for the Company's products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. Failure of the SLM market to grow at anticipated rates or failure of the Company to properly assess and address the demands from such market would have a material adverse effect on the Company's business, operating results and financial condition. Historically, in excess of 12% of the Company's software revenues have been derived from sales to investment banks. However, as a result of the Company's strategy to focus on telecommunications carriers, ISPs and other providers of managed networks, the Company expects sales to investment banks to comprise a decreasing portion of total revenues over the long-term. In excess of 45% of the Company's software revenues to date have been derived from the sale of its products to telecommunications carriers that deliver advanced communications services to their customers. In addition, these providers are the central focus of the Company's sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use the Company's products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use the Company's products in the deployment of these services would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance the Company will be able to penetrate these markets further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers."

  Competition

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

     Many of the Company's current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than the Company. Existing competitors could also increase their market share by bundling products having management functionality offered by the Company's products with their current applications. Moreover, the Company's current and potential competitors may increase their share of the SLM market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition. See "Business -- Competition."

  Product Defects; Product Liability

     Software products as internally complex as Netcool/OMNIbus, Netcool/Reporter and Netcool/Internet Service Monitors frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Netcool/OMNIbus with defects and has discovered software errors in certain of its products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Netcool/Reporter, currently in its initial release, has features and performance characteristics that have had limited market appeal. Although the Company is currently devoting significant management and technical resources to improve the features and performance of Netcool/Reporter, the Company does not expect significant revenue contribution from Netcool/Reporter for the foreseeable future. To the extent such efforts continue to require the allocation of a significant portion of the Company's technical personnel resources, or if the performance and features of Netcool/Reporter are not improved, the Company could continue to experience delays in or failure of market acceptance of Netcool/Reporter, or damage to the Company's reputation or relationships with its customers, any of which could have a material adverse effect on the Company's business, operating results or financial condition. See "-- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization." Additionally, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements of the Company's products after commencement of commercial shipments which could have a material adverse effect upon the Company's business, operating results or financial condition.

     Since the Company's products are used by its customers to monitor and address network problems and avoid failures of the network to support critical business functions, any design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Such customers could seek damages from the Company for any such losses, which, if successful, could have a material adverse effect on the Company's business, operating results or financial condition. Although the Company maintains product liability insurance, there can be no assurance that such insurance will adequately cover, if at all, any such claims. Further, although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations or financial condition. See "Business -- Products and Technology" and "-- Research and Development."

  Lengthy Sales Cycle

     The Company's software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which the Company has little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these and other factors, the sales cycle for the Company's products is long, typically about three to six months. As a result of the length of the sales cycle for its software products, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, operating results or financial condition and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Variability of Quarterly Operating Results; Seasonality," and "Business -- Sales and Marketing."

  Dependence on Key Personnel

     The Company's success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not have employment contracts with any of its key personnel. In addition, the Company's success will be dependent upon its continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. The Company has at times and continues to experience difficulty in recruiting qualified personnel. Because the Company faces intense competition in its recruiting activities, there can be no assurance that the Company will be able to attract and/or retain qualified personnel. Failure to attract and retain the necessary qualified personnel on a timely basis could have a material adverse effect on the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Product Concentration

     Other than discontinued operations, all of the Company's revenues have been derived from licenses for its Netcool family of products and related maintenance, training and consulting services. The Company currently expects that Netcool/OMNIbus-related revenues will continue to account for all or substantially all of the Company's revenues beyond fiscal 1998 and for the foreseeable future thereafter. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/ OMNIbus applications. There can be no assurance that Netcool/OMNIbus will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to Netcool/OMNIbus or new or enhanced Netcool/OMNIbus applications. The life cycles of Netcool/ OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Products and Technology" and "-- Research and Development."

  Sales Concentration

     To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. In fiscal 1998 and 1997, entities affiliated with WorldCom accounted for 10% and 18% of the Company's total revenue, respectively. In addition, entities affiliated with British Telecommunications accounted for 9% of the Company's total revenues in both fiscal 1998 and 1997 and 14% in fiscal 1996. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this concentration of sales, the Company's business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenue from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. The terms of the Company's agreements with its customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

  Risks Associated With International Licensing and Operations

     License, maintenance and service revenue outside of the United States accounted for 39%, 48% and 55% of the Company's total revenue in fiscal 1998, 1997 and 1996. The Company expects that international license, maintenance and consulting revenue will continue to account for a significant portion of its total revenue in future periods. Currency exchange fluctuations in countries in which the Company licenses its products or conducts operations historically have had, and in the future could continue to have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. The Company intends to enter into additional international markets and to continue to expand its operations outside of the United States by expanding its direct sale force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect the Company's ability to generate profits. To the extent that the Company is unable to establish additional foreign operations in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results or financial condition could be materially adversely affected. The Company maintains a significant portion of its operations, including the bulk of its software development operations, in the United Kingdom. The Company's international operations and revenue involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license, service and other revenue, and, consequently, on the Company's business, operating results or financial condition. The Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If the Company's international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Customers" and
"-- Sales and Marketing."

 New Products and Rapid Technological Change; Need to Manage Product Transitions; Dependence on Third-Party Software Platforms

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

     The Company's products are designed to operate on a variety of hardware and software platforms employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun, IBM, HP, Cabletron and Cisco and by vendors of relational database software, particularly Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"), could materially adversely impact the Company's business, operating results or financial condition. For example, the Company is currently modifying certain of its products to operate with the Microsoft Windows NT operating system. The failure of the Company's products to operate effectively across the various existing and evolving versions of hardware and software platforms and database environments employed by customers could have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Research and Development."

  Dependence Upon Proprietary Technology; Risk of Third-Party Claims of Infringement

     The Company's success and ability to compete is dependent in significant part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results or financial condition could be materially adversely affected. See "Business -- Intellectual Property and Other Proprietary Rights."

  Risks Associated With Third-Party Licenses

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or at all. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property and Other Proprietary Rights."

  Year 2000 Compliance and Euro Conversion

     A significant amount of the demand that the Company has experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the Year 2000. Once such customers have completed their preparations, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

     Although the Company has designed and tested its products to be Year 2000 compliant, there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. In addition, certain components of the Company's products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, the Company's products that process such timestamp information may not be Year 2000 compliant. The Company is currently evaluating Year 2000-related risks and corrective actions in connection with such third-party applications and local operating systems.

     Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, in the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 compliant. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company is currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is conducting (i) a review of its vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. The Company expects to substantially complete Year 2000 readiness preparations at the end of the first quarter of calendar 1999 with respect to its core business and software systems and at the end of the second quarter of calendar 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999. The Company does not expect the total costs associated with preparing its internal systems for the Year 2000 to exceed $350,000. Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of conducting its contingency planning for high-risk areas at this time and is scheduled to commence contingency planning for medium to low-risk areas in January 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

     Various European countries have planned the introduction of a single currency (known as the Euro) in January 1999. The introduction of the Euro may result in complex conversion calculations. The Company is currently in the process of conducting a review of its internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate its recent growth, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

  Volatility of Stock Price

     The market price of the Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources that could have a material adverse effect upon the Company's business, operating results or financial condition. See "Price Range of Common Stock."

  General Economic and Market Conditions

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

  Anti-takeover Effects of Certificate of Incorporation; Bylaws and Delaware Law

     Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the

Company. The authorized but unissued capital stock of the Company includes 5.0 million shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. See "Description of Capital Stock -- Preferred Stock." Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. In addition, the Restated Certificate of Incorporation provides that the Board of Directors is divided into two classes of directors with each class serving a staggered two-year term. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the Board members. Any of the foregoing could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company. See "Description of Capital
Stock -- Anti-takeover Effects of Provisions of the Certificate of Incorporation, Bylaws and Delaware Law."

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS

     The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 1998, the Company had no hedging contracts outstanding.

     The Company currently does not use financial instruments to hedge local currency denominated operating expenses in the U.K. Instead, the Company believes that a natural hedge exists, in that local currency revenues will substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

     The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

FIXED INCOME INVESTMENTS

     The Company's exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of t credit exposure to any one issuer.

     The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.61%. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              AS OF SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 22,798    $13,741
  Short-term investments....................................    40,452         --
  Accounts receivable.......................................     6,495      4,461
  Prepaid expenses and other current assets.................     1,289        935
  Related party loan........................................        85      1,153
                                                              --------    -------
          Total current assets..............................    71,119     20,290
  Property and equipment, net...............................     2,968      2,450
  Long-term investments.....................................     6,557         --
                                                              --------    -------
                                                              $ 80,644    $22,740
                                                              ========    =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  2,073    $ 2,654
  Accrued expenses..........................................     3,327      3,133
  Deferred revenues.........................................     7,526      1,322
                                                              --------    -------
          Total current liabilities.........................    12,926      7,109
Commitments and contingencies
Redeemable convertible preferred stock; $0.01 par value;
  5,988 shares authorized; 4,488 shares issued and
  outstanding at September 30, 1997.........................        --     22,865
Stockholders' equity (deficit):
  Preferred stock; $0.01 par value; 5,000 shares authorized;
     no shares issued and outstanding.......................        --         --
  Common stock; $0.01 par value; 60,000 shares authorized;
     16,049 and 6,706 shares outstanding as of September 30,
     1998 and 1997, respectively............................       160         67
  Additional paid-in capital................................    79,159      2,390
  Treasury stock, at cost: 120 shares at September 30,
     1997...................................................        --       (300)
  Deferred compensation.....................................      (159)      (215)
  Cumulative translation adjustment.........................       (42)        52
  Accumulated deficit.......................................   (11,400)    (9,228)
                                                              --------    -------
          Total stockholders' equity (deficit)..............    67,718     (7,234)
                                                              --------    -------
                                                              $ 80,644    $22,740
                                                              ========    =======

          See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                               1998       1997       1996
                                                               ----       ----       ----
Revenues:
  License...................................................  $22,432    $ 6,968    $3,374
  Maintenance and services..................................    5,829      2,324     1,141
                                                              -------    -------    ------
          Total revenues....................................   28,261      9,292     4,515
Cost of revenues:
  License...................................................    1,320        523       311
  Maintenance and services..................................    3,491      1,042       384
                                                              -------    -------    ------
          Total cost of revenues............................    4,811      1,565       695
                                                              -------    -------    ------
Gross profit................................................   23,450      7,727     3,820
Operating expenses:
  Sales and marketing.......................................   15,710      8,970     1,768
  Research and development..................................    5,535      2,042     1,582
  General and administrative................................    4,521      4,244       996
                                                              -------    -------    ------
          Total operating expenses..........................   25,766     15,256     4,346
                                                              -------    -------    ------
  Loss from operations......................................   (2,316)    (7,529)     (526)
Other income (expense):
  Interest income...........................................    1,840         64         8
  Interest expense..........................................     (312)    (1,268)     (212)
  Other.....................................................      100       (200)       25
                                                              -------    -------    ------
  Loss before income taxes..................................     (688)    (8,933)     (705)
Income taxes................................................      150         --       100
                                                              -------    -------    ------
  Loss from continuing operations...........................     (838)    (8,933)     (805)
Discontinued operations:
  Income (loss) from discontinued operations................       --       (104)      569
  Gain on disposition.......................................       --      1,161        --
                                                              -------    -------    ------
  Net loss..................................................     (838)    (7,876)     (236)
Accretion on redeemable convertible preferred stock.........   (1,334)      (755)       --
                                                              -------    -------    ------
Net loss applicable to holders of common stock..............  $(2,172)   $(8,631)   $ (236)
                                                              =======    =======    ======
Basic and diluted per share data:
  Loss from continuing operations applicable to holders of
     common stock...........................................  $ (0.07)   $ (1.52)   $(0.14)
  Net loss applicable to holders of common stock............  $ (0.18)   $ (1.35)   $(0.04)
  Shares used in per share calculations.....................   11,794      6,373     5,954

          See Accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                    COMMON STOCK     ADDITIONAL    TREASURY STOCK      DEFERRED     CUMULATIVE
                                   ---------------    PAID-IN     ----------------      STOCK       TRANSLATION   ACCUMULATED
                                   SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT    COMPENSATION   ADJUSTMENT      DEFICIT
                                   ------   ------   ----------   ------   -------   ------------   -----------   -----------
Balance as of September 30,
  1995...........................   5,937    $ 59     $    95        --    $    --      $  --          $  4        $   (361)
Issuance of common stock.........     163       2           2        --         --         --            --              --
Deferred compensation related to
  grants of stock options........      --      --         167        --         --       (167)           --              --
Amortization of deferred employee
  compensation...................      --      --          --        --         --        167            --              --
Foreign currency translation
  adjustment.....................      --      --          --        --         --         --            46              --
Net loss.........................      --      --          --        --         --         --            --            (236)
                                   ------    ----     -------      ----    -------      -----          ----        --------
Balance as of September 30,
  1996...........................   6,100      61         264        --         --         --            50            (597)
Bonus shares issued..............     450       5       1,138        --         --         --            --              --
Stock options exercised..........      36      --         130        --         --         --            --              --
Compensation expense related to
  stock transfer.................      --      --         210        --         --         --            --              --
Treasury stock purchased.........      --      --          --      (120)      (300)        --            --              --
Issuance of common stock.........     120       1         419        --         --         --            --              --
Deferred compensation related to
  grants of stock options........      --      --         229        --         --       (229)           --              --
Amortization of deferred employee
  compensation...................      --      --          --        --         --         14            --              --
Foreign currency translation
  adjustment.....................      --      --          --        --         --         --             2              --
Net loss.........................      --      --          --        --         --         --            --          (7,876)
Accretion on redeemable
  convertible preferred stock....      --      --          --        --         --         --            --            (755)
                                   ------    ----     -------      ----    -------      -----          ----        --------
Balance as of September 30,
  1997...........................   6,706      67       2,390      (120)      (300)      (215)           52          (9,228)
Stock options exercised..........     120       1         261        --         --         --            --              --
Issuance of common stock under
  stock purchase plan............      62       1         628        --         --         --            --              --
Issuance of common stock in
  public offerings, net of
  related costs..................   3,332      33      51,739       898      5,300         --            --              --
Treasury stock purchased.........      --      --          --      (778)    (5,000)        --            --              --
Conversion of Series B and C
  preferred stock................   4,488      45      22,566        --         --         --            --              --
Exercise of Series A warrants....   1,341      13       1,575        --         --         --            --              --
Amortization of deferred employee
  compensation...................      --      --          --        --         --         56            --              --
Foreign currency translation
  adjustment.....................      --      --          --        --         --         --           (94)             --
Net loss.........................      --      --          --        --         --         --            --            (838)
Accretion on redeemable
  convertible preferred stock....      --      --          --        --         --         --            --          (1,334)
                                   ------    ----     -------      ----    -------      -----          ----        --------
Balance as of September 30,
  1998...........................  16,049    $160     $79,159        --    $    --      $(159)         $(42)       $(11,400)
                                   ------    ----     -------      ----    -------      -----          ----        --------

                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                     (DEFICIT)
                                   -------------
Balance as of September 30,
  1995...........................     $  (203)
Issuance of common stock.........           4
Deferred compensation related to
  grants of stock options........          --
Amortization of deferred employee
  compensation...................         167
Foreign currency translation
  adjustment.....................          46
Net loss.........................        (236)
                                      -------
Balance as of September 30,
  1996...........................        (222)
Bonus shares issued..............       1,143
Stock options exercised..........         130
Compensation expense related to
  stock transfer.................         210
Treasury stock purchased.........        (300)
Issuance of common stock.........         420
Deferred compensation related to
  grants of stock options........          --
Amortization of deferred employee
  compensation...................          14
Foreign currency translation
  adjustment.....................           2
Net loss.........................      (7,876)
Accretion on redeemable
  convertible preferred stock....        (755)
                                      -------
Balance as of September 30,
  1997...........................      (7,234)
Stock options exercised..........         262
Issuance of common stock under
  stock purchase plan............         629
Issuance of common stock in
  public offerings, net of
  related costs..................      57,072
Treasury stock purchased.........      (5,000)
Conversion of Series B and C
  preferred stock................      22,611
Exercise of Series A warrants....       1,588
Amortization of deferred employee
  compensation...................          56
Foreign currency translation
  adjustment.....................         (94)
Net loss.........................        (838)
Accretion on redeemable
  convertible preferred stock....      (1,334)
                                      -------
Balance as of September 30,
  1998...........................     $67,718
                                      -------

          See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Cash flows from operating activities:
  Net loss..................................................  $   (838)   $(7,876)   $  (236)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     1,201        669        603
     Loss on disposal of assets.............................        --         51        242
     Debt issuance costs....................................        --      1,350         --
     Amortization of deferred employee compensation.........        56         14        167
     Compensation expense related to stock transfers........        --        330         --
     Compensation expense related to bonus shares issued....        --      1,143         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,034)     1,221     (2,495)
       Inventories..........................................        --        399        (53)
       Prepaid expenses and other current assets............      (354)       315       (294)
       Related party loan...................................     1,068       (994)      (127)
       Accounts payable.....................................      (581)    (1,394)     1,806
       Accrued expenses.....................................       194      2,162        149
       Deferred revenues....................................     6,204        150        548
       Long-term taxes payable..............................        --         --        (22)
                                                              --------    -------    -------
          Cash provided by (used in) operating activities...     4,916     (2,460)       288
                                                              --------    -------    -------
Cash flows from investing activities:
  Capital expenditures......................................    (1,719)    (2,147)      (602)
  Purchase of investments...................................   (57,831)        --         --
  Proceeds from the sale of investments.....................    10,822         --         --
                                                              --------    -------    -------
     Cash used in investing activities......................   (48,728)    (2,147)      (602)
                                                              --------    -------    -------
Cash flows from financing activities:
  Bank overdraft............................................        --     (1,351)       677
  Proceeds from short-term notes............................        --      2,500        951
  Payment of short-term notes...............................        --     (3,775)        --
  Payment of long-term notes................................        --       (268)      (205)
  Payment of capital lease obligations......................        --       (244)      (577)
  Proceeds from issuance of common stock, net...............    57,963        430          4
  Purchase of treasury stock................................    (5,000)      (300)        --
  Proceeds from issuance of redeemable convertible preferred
     stock..................................................        --     20,760         --
                                                              --------    -------    -------
     Cash provided by financing activities..................    52,963     17,752        850
                                                              --------    -------    -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       (94)         2         46
                                                              --------    -------    -------
Net increase in cash and cash equivalents...................     9,057     13,147        582
Cash and cash equivalents at beginning of year..............    13,741        594         12
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $ 22,798    $13,741    $   594
                                                              --------    -------    -------
Supplemental disclosures of cash flow information:
  Cash paid during the year - interest......................  $     36    $   154    $   159
  Noncash financing activities:
     Accretion of redeemable convertible preferred stock....  $  1,334    $   755    $    --
     Exercise of warrants to purchase redeemable convertible
       Series A preferred stock for common stock............  $  1,588    $    --    $    --
     Conversion of redeemable convertible Series B and C
       preferred stock to common stock......................  $ 22,611    $    --    $    --

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Micromuse Inc. and its subsidiaries (the "Company") develops, markets and supports a family of scaleable, highly configurable, rapidly deployable, software solutions for the effective monitoring and management of multiple elements underlying an enterprise's information technology infrastructure. The Company maintains its U.S. headquarters in California and its European headquarters in London, England.

     Micromuse plc was incorporated in England in 1989 and operated in the United States through its subsidiary, Micromuse USA Inc., a Texas corporation. In 1997, Micromuse plc became a subsidiary of Micromuse Inc., a Delaware corporation. The Company entered into a stock exchange agreement with the stockholders of the English corporation in March 1997. The Company's Board of Directors approved an exchange of one share in the English corporation for
5.9365 shares in the Delaware corporation. The Certificate of Incorporation of the Delaware corporation authorized 60.0 million shares of common stock at $0.01 par value per share and approximately 6.0 million shares of preferred stock at $0.01 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reorganization and exchange of common stock.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash Equivalents

     The Company considers all highly liquid instruments with a purchased maturity of 90 days or less to be cash equivalents.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. At September 30, 1998, the Company had deposits in excess of insured amounts of approximately $6.7 million and had invested $5.0 million in money market funds, $41.5 million in debt securities issued by U.S. government agencies and $16.3 million in corporate debt securities. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations.

  Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, investments, accounts receivable, accounts payable and the redeemable convertible preferred stock approximates their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  Investments

     The Company has invested in certain equity securities that are categorized as held-to-maturity. The fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, typically three years for equipment and furniture. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the lease term.

  Revenue Recognition

     License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided the fee is fixed and determinable, the arrangement does not involve significant customization of the software and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2.") SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all element arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. SOP 97-2 was adopted effective October 1, 1997. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 97-2.

  Research and Development Cost

     In accordance with the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in the Company's circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no research and development costs have been capitalized to date.

  Income Taxes

     Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

  Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements using the intrinsic value method. As such, compensation expense is recorded when on the date of grant the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders' equity (deficit) in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.

  Per Share Data

     Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the years ended September 30, 1998, 1997 and 1996 were approximately 4.5 million shares of redeemable convertible preferred stock and options to acquire 1.5 million, 1.3 million and 575,379 shares of common stock, respectively, with a weighted average exercise price of $4.78, $2.38 and $2.43 per share, respectively, because their effect would be anti-dilutive.

  Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). This SOP applies to software that is acquired or developed solely for an entity's internal use and requires the capitalization of qualifying costs in software application development activities, which include design, coding, installation hardware and testing. Capitalization of qualifying costs incurred in development stage activities begins when the entity has committed to fund a particular internal computer software project and the entity considers it probable that the committed software will be used to perform the intended function, provided that the entity has completed the preliminary project stage activities. Preliminary project stage activities include the conceptual formulation and evaluation of alternatives and the determination of the existence of needed technology. Qualifying capitalizable computer software costs include the external direct costs of materials and services and the payroll related costs of employees who are directly involved with the internal project. All other costs related to the project are expensed as incurred.

     SOP 98-1 will be effective for internal use computer software costs incurred in future years commencing with the Company's fiscal year beginning October 1, 1999. The Company has followed an accounting policy of expensing as incurred all costs related to software developed for internal use and intends to continue this policy until the effective date of SOP 98-1. The Company has not yet determined whether the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

NOTE 2. DISCONTINUED OPERATIONS

     In July 1997, the Company adopted a formal plan to discontinue its Systems Integration division based in England. In September 1997, the Company sold the division for approximately $400,000 in cash, net of fees. The disposition of the division has been accounted for as a discontinued operation in accordance with APB Opinion No. 30 and prior period consolidated financial statements have been restated to reflect the discontinuation of the Systems Integration business. Revenue from discontinued operations was $15.7 million and $14.0 million, respectively in fiscal 1997 and 1996. The income (loss) from discontinued operations of ($104,000) and $569,000 in fiscal 1997 and 1996, respectively, represents the operation's operating income. The gain on disposal of discontinued operations of $1.2 million in fiscal 1997 represents the gain on disposal of the operation including net income from operations of $256,000 from the measurement date to the disposal date.

     In accordance with the agreement for the sale of the Systems Integration division, the Company was released from all obligations to perform any services except as explicitly specified by the contract.

NOTE 3. BALANCE SHEET COMPONENTS

                                                              AS OF SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Property and equipment (In thousands):
  Computer equipment........................................  $ 4,450     $ 2,819
  Furniture and fixtures....................................    1,096         959
  Leasehold improvements....................................      138         115
  Other.....................................................      350         482
                                                              -------     -------
                                                                6,034       4,375
  Accumulated depreciation..................................   (3,066)     (1,925)
                                                              -------     -------
                                                              $ 2,968     $ 2,450
                                                              =======     =======
Accrued expenses (In thousands):
  Payroll and commission related............................  $ 1,693     $   996
  Other.....................................................    1,634       2,137
                                                              -------     -------
                                                              $ 3,327     $ 3,133
                                                              =======     =======

NOTE 4. RELATED PARTY TRANSACTIONS

     In July 1997, the Company repurchased, from a stockholder who was an officer and a director, 120,000 shares of common stock at $2.50 per share for a total price of $300,000.

     In November 1997, the Company repurchased, from a stockholder who was an officer and a director, 777,605 shares of common stock at $6.43 per share for a total price of $5.0 million. The stockholder used a portion of the proceeds to repay an interest-free loan from the Company.

NOTE 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(DEFICIT)

  Redeemable Convertible Preferred Stock

     Redeemable convertible preferred stock as of September 30, 1997, was comprised of the following:

                                                    SHARES ISSUED
                                                   AND OUTSTANDING    CARRYING VALUE
                                                   ---------------    --------------
Series A.........................................            --        $ 1,468,000
Series B.........................................     2,000,000          5,333,000
Series C.........................................     2,488,336         16,064,000
                                                      ---------        -----------
                                                      4,488,336        $22,865,000
                                                      =========        ===========

     Holders of Series A, B and C preferred stock were permitted to convert all or part of their shares at any time after the date of issuance into such number of common stock as is determined by dividing $2.00, $2.50 and $6.43, respectively, by the conversion price in effect at the time. Conversion was automatic upon the closing of an Initial Public Offering ("IPO") of the Company's common stock, with respect to Series A and B, at a price of not less than $6.86 per share and with aggregate proceeds of not less than $10 million and with respect to Series C, at a price not less than $9.65 per share if such public offering occurred on or before September 8, 1998, and $12.86 per share thereafter, and with aggregate proceeds of not less than $10 million or by written consent or agreement of the holders of two-thirds of the outstanding shares of Series A, B and C voting together as a single class.

     The holders of the Series A, B and C preferred stock were entitled to receive non-cumulative dividends of $0.20, $0.25, and $0.643 per share per annum, respectively, when, and if, declared by the Board of Directors.

     Upon the occurrence of a liquidation event, such as a dissolution of the Company or a merger or sale of assets, the holders of Series A, B and C preferred stock were entitled to receive in preference to holders of common stock an amount equal to the original issuance price and an amount equal to declared but unpaid dividends and, thereafter, share any remaining proceeds on a pro rata basis with the holders of common stock based on the number of shares of common stock held by each, assuming full conversion of Series A, B and C preferred stock.

     The Company was required to redeem the Series A, B and C preferred stock at the option of the holders of preferred stock after March 6, 2002, subject to reasonable financial stability considerations, payable quarterly thereafter until satisfied. The holders of preferred stock were entitled to a redemption price per share equal to the original issuance price, plus an annually compounded 15% cumulative rate of return thereon. The Company accrued the 15% rate of return to the redemption date. The amount accrued as of September 30, 1997, is included in the carrying value of the redeemable convertible preferred stock.

     A $3.0 million line of credit was made available to the Company in March 1997. Interest under the line of credit was at no more than prime plus 2% and funds drawn were to be used to finance an acquisition or other vehicle of growth as approved by the Board of Directors. The $3.0 million line of credit was available as of September 30, 1997. If exercised, the line of credit became due and payable upon the earliest of a qualified public offering, a qualified acquisition, or expiration of the Series A warrant issued in conjunction with the line of credit. During fiscal 1997, the Company drew down $1.0 million, which was repaid as of September 30, 1997. The warrant expired on the earlier of March 2002, or the closing date of a public offering, merger, or acquisition of the Company. The warrant issued in conjunction with the line of credit allowed the holder to purchase 1.5 million shares of the Series A preferred stock at an exercise price of $2.00 per share. The warrant was initially recorded at fair value of $1.4 million, which was included in the carrying value of the Series A preferred stock and treated as a debt issuance cost. This cost was amortized to interest expense over the period from the date of issuance to the anticipated date of the initial public offering, which resulted in a non-cash interest charge of $300,000 and $1.1 million in fiscal 1998 and 1997, respectively. Under the terms of the initial public offering, all the outstanding shares of Series B and Series C preferred stock were converted into 2.0 million shares and 2.4 million shares of common stock, respectively, upon the closing of the IPO. In addition, a warrant to purchase Series A preferred stock was converted into 1.5 million shares of common stock.

  Common Stock

     In March 1997, approximately 450,000 shares of common stock were issued to stockholders as bonuses. The Company recorded compensation expense of approximately $1.1 million for the fair market value of such shares. During fiscal 1997, the principal stockholders transferred shares of common stock to certain employees. The Company recorded compensation expense of $210,000 for the difference between the fair market value and the transfer price of the common stock.

     In February 1998, the Company raised $34.2 million of net proceeds from the sale of 3.2 million shares of the Company's common stock pursuant to its IPO.

     In July 1998, the Company raised $22.9 million of net proceeds from the sale of 1.0 million shares of the Company's common stock pursuant to a follow-on public offering.

  Treasury Stock

     In July 1997, the Company repurchased, from a stockholder who is an officer and a director, 120,000 shares of common stock at $2.50 per share for a total price of $300,000.

     In November 1997, the Company repurchased, from a stockholder who is an officer and a director, 777,605 shares of common stock at $6.43 per share for a total price of $5.0 million. The stockholder used a portion of the proceeds to repay an interest-free loan from the Company.

  Stock Option Plan

     Under the Company's 1997 Stock Option/Stock Issuance Plan (the "Plan"), options to purchase up to an aggregate of approximately 2.5 million shares of common stock may be granted to employees, officers, directors and consultants. Because the warrant to purchase 1.5 million shares of Series A was exercised upon the IPO, options to purchase an additional 166,666 shares of common stock were reserved under the Plan. The Plan provides for the issuance of incentive and non-statutory options that must be granted at an exercise price not less than 100% and 85% of the fair market value of the common stock on the date of grant, respectively (110% if the person to whom the option is granted is a 10% stockholder). Incentive options may only be granted to employees. Options generally vest over four years from the date of grant. The options expire between five and ten years from the grant date, and any vested options must normally be exercised within three months after termination of employment. The Plan is administered by the Company's Board of Directors.

     A summary of the status of the Company's options under the plan is as follows:

                                                               OUTSTANDING OPTIONS
                                                   -------------------------------------------
                                                                  WEIGHTED-        WEIGHTED-
                                                   NUMBER OF       AVERAGE        AVERAGE FAIR
                                                    SHARES      EXERCISE PRICE       VALUE
                                                   ---------    --------------    ------------
Balance as of September 30, 1995.................    476,083        $ 2.41           $  --
Granted at greater than market value.............    212,266          3.21            0.10
Granted at market value..........................     70,765          2.31            0.36
Granted at less than market value................    133,915          1.06            1.43
Canceled.........................................   (317,650)         2.31              --
                                                   ---------        ------           -----
Balance as of September 30, 1996.................    575,379          2.43              --
Granted at greater than market value.............    269,992          2.50            1.25
Granted at market value..........................    640,856          2.55            0.43
Exercised........................................    (36,320)         3.50              --
Canceled.........................................   (137,821)         3.31              --
                                                   ---------        ------           -----
Balance as of September 30, 1997.................  1,312,086          2.38              --
Granted at market value..........................    465,924         10.86            6.76
Exercised........................................   (119,324)         2.06              --
Canceled.........................................   (178,295)         4.88              --
                                                   ---------        ------           -----
Balance as of September 30, 1998.................  1,480,391        $ 4.78           $  --
                                                   =========        ======           =====

     As of September 30, 1998 and 1997, 502,094 and 267,687 shares, with weighted-average exercise prices of $2.46 and $1.97, were fully vested and exercisable, respectively. As of September 30, 1998, 876,965 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the plan outstanding as of September 30, 1998:

                             OUTSTANDING
                --------------------------------------          EXERCISABLE
                              WEIGHTED-      WEIGHTED-   --------------------------
   RANGE OF                    AVERAGE        AVERAGE                  WEIGHTED-
   EXERCISE     NUMBER OF   REMAINING LIFE   EXERCISE     NUMBER        AVERAGE
    PRICES       SHARES       (IN YEARS)       PRICE     OF SHARES   EXERCISE PRICE
   --------     ---------   --------------   ---------   ---------   --------------
$0.03 - $ 2.50    995,240        6.63         $ 2.29      421,656        $ 2.03
$3.64 - $ 8.00    400,551        7.13           7.27       79,438          4.44
$8.50 - $41.13     84,600        8.99          22.24        1,000         22.50
                ---------                                 -------
                1,480,391        6.90         $ 4.78      502,094        $ 2.46
                =========                                 =======

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options issued in 1996 and during fiscal 1997. The Company has recorded deferred stock compensation expense of $167,000 and $229,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options issued in September 1996 and fiscal 1997, respectively. The $167,000 was amortized in fiscal 1996 as the options were fully vested upon issuance and $14,000 and $56,000 of the $229,000 was amortized in fiscal 1997 and 1998, respectively, as the options vest over four years.

     Had compensation cost for the Company's stock options been determined in a manner consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased by approximately $733,000 and $47,000 for fiscal 1998 and 1997, and the loss per share would have been $0.25 and $1.36 for fiscal 1998 and 1997, respectively.

     The per share weighted-average fair value of stock options granted during 1998 and 1997 was $6.76 and $0.67, on the date of grant using the Black-Scholes pricing model and minimum value method, respectively, with the following weighted assumptions: 1998 -- expected dividend yield of 0.0%, risk-free interest rate of 5.6%, expected volatility of 80%, expected forfeiture rate of 25% and expected life of four years; 1997 -- expected dividend yield of 0.0%, risk-free interest rate of 6.28%, and expected life of three years.

     The per share weighted-average fair value of Employee Stock Purchase Plan shares granted during fiscal 1998 was $4.88, calculated using the Black-Scholes pricing model with the following weighted assumptions used are: expected dividend yield of 0.0%, risk-free interest rate of 5.2%, expected volatility of 80%, and expected life of 0.5 years.

     In July 1997, 120,000 shares were issued to two directors at $2.50 per share, under the Plan. The Company has recorded stock compensation expense of $120,000, for the difference between the issuance price and the fair market value of the common stock.

  1998 Employee Stock Purchase Plan

     In January 1998, the Board of Directors adopted the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP 300,000 shares of common stock have been reserved for issuance. The ESPP became effective at the time of the IPO. All full-time regular employees who are employed by the Company are eligible to participate in the ESPP after completing a three-month waiting period.

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

     The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. The first accumulation and offering periods commenced on February 13, 1998, the effective date of the IPO. The first accumulation period ended on July 31, 1998, and the first offering period will end on January 31, 2000. A total of 61,596 shares of the Company's common stock were issued under the ESPP in fiscal 1998 at a price of $10.20 per share.

NOTE 6. INCOME TAXES

     The provision for income taxes was as follows (in thousands):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Current:
  Federal...................................................   $ 83      $ --      $ 85
  State.....................................................     67        --        15
                                                               ----      ----      ----
  Foreign...................................................     --        --        --
                                                               ----      ----      ----
          Total Current.....................................   $150      $ --      $100
                                                               ====      ====      ====

     As of September 30, 1998, the Company had approximately $3.0 million and $1.3 million of net operating loss carry-forwards for federal and state purposes, respectively. The federal net operating loss carry-forwards expire between 2013 and 2018. The state net operating loss carry-forwards expire primarily in 2003. The difference between the federal and state net operating loss carry-forwards is due primarily to a 50% limitation on net operating loss carry-forwards for California purposes. As of September 30, 1998, the Company also had approximately $3.7 million and $534,000 of loss carry-forwards in England and Australia, respectively. The loss carry-forwards of the English company can be carried forward indefinitely. The Australian loss carry-forwards can also be carried forward indefinitely, subject to certain restrictions.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

                                                              AS OF SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Various accruals and reserves not deductible for tax
  purposes..................................................  $   521     $   498
Net operating loss carry-forwards...........................    2,448       1,525
Property and equipment......................................      109         124
Other.......................................................      177          25
AMT credit carry-forwards...................................       58          --
                                                              -------     -------
          Total deferred tax assets.........................    3,313       2,172
Valuation allowance.........................................   (3,313)     (2,172)
                                                              -------     -------
          Net deferred tax assets...........................  $    --     $    --
                                                              =======     =======

     Income (loss) before income taxes is comprised as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
United States.........................................  $   517    $(4,931)   $   725
International.........................................   (1,355)    (4,002)    (1,530)
                                                        -------    -------    -------
          Total.......................................  $  (838)   $(8,933)   $  (805)
                                                        =======    =======    =======

     Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced. Additionally, loss carry-forwards of either Micromuse Inc. or Micromuse USA Inc. cannot be utilized against future profits generated by the other company.

     Total income tax expense from continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes), as follows (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                           -------------------------
                                                           1998      1997      1996
                                                           -----    -------    -----
Income tax expense (benefit) at federal statutory rate...  $(234)   $(2,532)   $(240)
State income taxes, net of federal income tax benefit....     44         --       10
Permanent differences....................................     56         --       --
Unutilized losses........................................    284      2,514      345
Change in beginning of year valuation allowance..........     --         --      (16)
Other....................................................     --         18        1
                                                           -----    -------    -----
                                                           $ 150    $    --    $ 100
                                                           =====    =======    =====

NOTE 7. DEFINED CONTRIBUTION PLAN

     In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(k) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 1998.

NOTE 8. GEOGRAPHIC INFORMATION

     The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding operations in different geographic regions is as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Revenues:
  United States.....................................    $17,242    $ 4,810    $ 2,030
  International.....................................     11,019      4,482      2,485
                                                        -------    -------    -------
          Total.....................................    $28,261    $ 9,292    $ 4,515
                                                        =======    =======    =======
Income (loss) from continuing operations:
  United States.....................................    $   517    $(4,931)   $   725
  International.....................................     (1,355)    (4,002)    (1,530)
                                                        -------    -------    -------
          Total.....................................    $  (838)   $(8,933)   $  (805)
                                                        =======    =======    =======

                                                             AS OF SEPTEMBER 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Identifiable assets:
  United States.....................................    $71,377    $15,398    $ 1,467
  International.....................................      9,267      7,342      1,540
  Assets related to discontinued operations.........         --         --      6,100
                                                        -------    -------    -------
          Total.....................................    $80,644    $22,740    $ 9,107
                                                        =======    =======    =======

     Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

NOTE 9. MAJOR CUSTOMERS

     A summary of the net revenues from major customers that exceed 10% of total revenues during each of the years in the three-year period ended September 30, 1998, and the amount due from these customers as of September 30, 1998, follows:

                                                                                ACCOUNTS
                                                       1998    1997    1996    RECEIVABLE
                                                       ----    ----    ----    ----------
Customer 1...........................................   10%     18%     --      $815,468
Customer 2...........................................    9%      9%     14%      285,184

NOTE 10. COMMITMENTS

     The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next 10 years.

     Rent expense was approximately $907,925, $538,000 and $215,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Future minimum lease payments under non-cancelable operating leases will be approximately $1.6 million, $1.3 million, $1.1 million, $715,338, $496,934 and $1.2 million for each of the years in the five-year period and thereafter, respectively.

NOTE 11. SUBSEQUENT EVENTS

     In October 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares, or approximately 9% percent of the Company's outstanding common stock. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of November 30, 1998, the Company had repurchased 500,000 shares of its outstanding common stock pursuant to the repurchase program.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micromuse Inc.

     We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Mountain View, California
October 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information regarding the executive officers of the Company as of September 30, 1998:

             NAME                AGE                   POSITION
             ----                ---                   --------
Christopher J. Dawes...........  38    President, Chief Executive Officer and
                                       Chairman of the Board of Directors
Stephen A. Allott..............  40    Chief Financial Officer
David N. Dorrance..............  37    Senior Vice President, Sales
Peter Shearan..................  34    Senior Vice President, Technical Services
Timothy J. Tokarsky............  34    Vice President, Business Development
Mark J. Peach..................  39    Vice President, Core Technology
Helen M. Fairclough............  36    Vice President, Operations

     Christopher J. Dawes served as President and Chief Executive Officer since the Company's inception through October 1998. Mr. Dawes also served as the Company's Chairman of the Board of Directors since its inception through November 1998. Mr. Dawes has also been a director of Micromuse plc, a subsidiary of the Company ("Micromuse plc") since its inception. Prior to co-founding the Company, Mr. Dawes served as Sales Manager at Computer Associates International, Inc. ("Computer Associates") from June 1988 to September 1989. Mr. Dawes is a graduate of Electrical and Electronic Engineering from the University of Adelaide, South Australia.

     Stephen A. Allott was appointed the Company's President and Director in October 1998. Mr. Allott served as Chief Financial Officer since July 1998. Mr. Allott served as the Company's Senior Vice President, Finance from September 1997 to July 1998. From June 1997 to September 1997, Mr. Allott served as Vice President, Global Telco Industry. From April 1996 to September 1997, Mr. Allott served as Managing Director, Micromuse Europe. From September 1995 to April 1996 he served as the Company's Business Development Director. Mr. Allott has also been a director of Micromuse plc since March 1996. Prior to joining the Company, Mr. Allott served as a strategy consultant with McKinsey & Company from September 1990 to September 1995. From May 1988 to September 1990, Mr. Allott served as United Kingdom legal counsel for Sun Microsystems, UK. Mr. Allott received his M.A., Law from Trinity College, Cambridge and was called to the English Bar at Gray's Inn.

     David N. Dorrance has served as the Company's Senior Vice President, Sales since June 1997. Prior to joining the Company, Mr. Dorrance served as Head of United Kingdom Oracle Applications Group for Deloitte & Touche Consulting Group from March 1996 to June 1997. From September 1993 to May 1995, Mr. Dorrance served as a sales manager at Sybase, Inc. ("Sybase"). From November 1989 to September 1993, Mr. Dorrance served as Director N.A. Sales and as a director of SQL Solutions following its acquisition by Sybase. Mr. Dorrance received his B.S. in Computer Science from the University of California at Santa Barbara and an M.S. in Economics from the University of Oxford.

     Peter Shearan has served as the Company's Senior Vice President, Technical Services since April 1998. From February 1996 to March 1998, Mr. Shearan served as the Company's Vice President, Technical Services. From November 1995 to February 1996, Mr. Shearan served as Senior Consultant in the Company's Netcool Business Development department. Prior to joining the Company, Mr. Shearan served as a systems manager for British Telecommunications from June 1984 to November 1995. Mr. Shearan received his Qualifications in Computer Science from Southbank University, London.

     Timothy J. Tokarsky has served as the Company's Vice President, Application Development since February 1997. Prior to joining the Company, Mr. Tokarsky served as Vice President Distributed Systems Management for Merrill Lynch & Co., Inc. from June 1995 to February 1997. From January 1994 to June 1995, Mr. Tokarsky served as Architect, Global Distributed Systems Monitoring for Goldman Sachs & Co. From May 1993 to January 1994, Mr. Tokarsky served as a system administrator for Standard and Poor's Rating Services. From October 1992 to May 1993, Mr. Tokarsky served as a system administrator for First Boston Corp. Mr. Tokarsky received his B.Sc. in Geophysics from McGill University.

     Mark J. Peach has served as the Company's Vice President, Core Technology since December 1996. From June 1994 to December 1996, Mr. Peach served as an original architect and developer of Netcool/ OMNIbus. Prior to joining the Company, Mr. Peach served as Principal PreSales Engineer for Sun Microsystems, Inc. and SunConnect from December 1989 to May 1994. Mr. Peach received his B.Sc. in Mathematical Engineering from Loughborough University.

     Helen M. Fairclough has served as the Company's Vice President, Operations since November 1995. From June 1994 to November 1995, Ms. Fairclough served as the Company's Manager, Operations. Prior to joining the Company, Ms. Fairclough served as Business Operations Manager for Cap Gemini, PLC from October 1991 to June 1994. Ms. Fairclough received her B.Sc. in Resource Sciences/Geology from Kingston University and is a Member of The Chartered Institute of Secretaries and Administrators.

     The information regarding Directors who are nominated for re-election required by Item 10 is incorporated herein by reference from the section entitled "Proposal No. 1 -- Election of Directors" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

        See the Consolidated Statements beginning on page 33 of this Form 10-K.

   (2) FINANCIAL STATEMENT SCHEDULE

        See the Financial Statement Schedule at page 52 of this Form 10-K.

   (3) EXHIBITS

        See Exhibit Index at page 53 of this Form 10-K.

(b) Current report on Form 8-K dated December 3, 1998.

(c) See Exhibit Index at page 53 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 33 and Financial Statement Schedule at page 52 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROMUSE INC.

                                          By:     /s/ STEPHEN A. ALLOTT
                                            ------------------------------------
                                                     Stephen A. Allott
                                               Director, President and Chief
                                                      Financial Officer
                                             (Principal Executive and Financial
                                                           Officer)
                                                  Date: December 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated:

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

                /s/ STEPHEN A. ALLOTT                    Director, President and     December 29, 1998
-----------------------------------------------------    Chief Financial Officer
                 (Stephen A. Allott)                     (Principal Executive and
                                                            Financial Officer)

                  /s/ ANGELA DAWES                               Director            December 29, 1998
-----------------------------------------------------
                   (Angela Dawes)

              /s/ MICHAEL E.W. JACKSON                           Director            December 29, 1998
-----------------------------------------------------
               (Michael E.W. Jackson)

                 /s/ DAVID C. SCHWAB                             Director            December 29, 1998
-----------------------------------------------------
                  (David C. Schwab)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                  -----------                     ----------    ----------    ----------    ----------
Year Ended September 30, 1998
  Allowance for doubtful accounts and returns...     $ --          $178          $(25)         $153
Year Ended September 30, 1997
  Allowance for doubtful accounts and returns...       --            --            --            --
Year Ended September 30, 1996
  Allowance for doubtful accounts and returns...       --            --            --            --

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1+     Agreement for the sale of the systems integration business of Micromuse plc by and among Micromuse plc, Horizon Open
           Systems (UK) Limited and Horizon Computer Services Limited,
           dated as of September 16, 1997.
  3.1++    Restated Certificate of Incorporation of the Registrant, as
           amended to date.
  3.2++    Amended and Restated Bylaws of the Registrant.
  4.1++    Reference is made to Exhibits 3.1, 3.2 and 10.4.
  4.2+     Specimen Common Stock certificate.
 10.1+     Form of Indemnity Agreement entered into between the
           Registrant and its directors and officers.
 10.2+     1997 Stock Option/Stock Issuance Plan and forms of
           agreements thereunder.
 10.3+     1997 Employee Stock Purchase Plan.
 10.4+     Amended and Restated Investors' Rights Agreement by and
           among the Registrant and certain stockholders of the
           Registrant, dated as of September 8, 1997.
 10.5+     Office lease dated as of March 25, 1997, by and between the
           Registrant and SOMA Partners, L.P.
 10.6+     Office lease dated as of March 3, 1997, by and between
           Micromuse plc, Marldown Limited and Christopher J. Dawes.
 10.7+     Office lease dated as of March 3, 1993, by and between
           Micromuse plc, Guildquote Limited and Christopher J. Dawes.
 10.8+     Agreement for the sale of the systems integration business of Micromuse plc dated as of September 16, 1997. Reference is made to Exhibit 2.1.
 21.1+     Subsidiaries of the Registrant.
 23.1      Report on Schedule and Consent of Independent Auditors
 27.1      Financial Data Schedule

---------------
 + Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.

 ++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.