Form 10-Q
period 1998-12-31
MICROMUSE INC
filed 1999-02-11
CIK 1036425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------



                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

                        Commission file number 000-23783


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

                                Yes [X]  No [ ]



   15,879,925 shares of Common Stock, $0.01 par value, were outstanding as of
                               January 31, 1999.

                                 MICROMUSE INC.


                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at December 31, 1998 and
                September 30, 1998                                                        3

            Condensed Consolidated Statements of Operations for the three
                months ended December 31, 1998 and 1997                                   4

            Condensed Consolidated Statements of Cash Flows for the three
                months ended December 31, 1998 and 1997                                   5

            Notes to Condensed Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     9


Item 3.  Quantative and Qualitative Disclosures About Market Risk Derivatives
            and Financial Investments                                                    14


PART II - Other Information

Item 1.  Legal Proceedings                                                               15

Item 2.  Changes in Securities and use of Proceeds                                       15

Item 3.  Defaults upon Senior Securities                                                 15

Item 4.  Submission of Matters to a Vote of Security Holders                             15

Item 5.  Other Information                                                               15

Item 6.  Exhibits and Reports on Form 8-K                                                16

Signature                                                                                17

PART I - FINANCIAL INFORMATION
   ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MICROMUSE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                     ASSETS

                                                                   December 31,   September 30,
                                                                       1998           1998
                                                                   ------------   -------------
Current assets:
     Cash and cash equivalents                                       $ 15,056       $ 22,798
     Short-term investments                                            35,156         40,452
     Accounts receivable                                                6,213          6,495
     Prepaid expenses and other current assets                          1,129          1,374
                                                                     --------       --------
        Total current assets                                           57,554         71,119
     Property and equipment, net                                        3,531          2,968
     Long-term investments                                              9,498          6,557
                                                                     --------       --------
                                                                     $ 70,583       $ 80,644
                                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $  1,056       $  2,073
     Accrued expenses                                                   4,373          3,327
     Deferred revenue                                                   5,540          7,526
                                                                     --------       --------
        Total current liabilities                                      10,969         12,926

Stockholders' equity:
     Preferred stock; $0.01 par value; 5,000 shares authorized
        no shares issued and outstanding                                   --             --
     Common stock; $0.01 par value; 60,000 shares authorized;
        16,160 and 16,049 shares outstanding as of December 31,
        and September 30, 1998, respectively                              161            160
     Additional paid-in capital                                        79,363         79,159
     Treasury stock, at cost: 500 shares at December 31, 1998          (9,540)            --
     Deferred compensation                                               (145)          (159)
     Accumulated other comprehensive losses                              (144)           (42)
     Accumulated deficit                                              (10,081)       (11,400)
                                                                     --------       --------
        Total stockholders' equity                                     59,614         67,718
                                                                     --------       --------
                                                                     $ 70,583       $ 80,644
                                                                     ========       ========


    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                        Three months ended
                                                           December 31,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
Revenues:
    License                                         $  8,527       $  3,735
    Maintenance and services                           2,301          1,094
                                                    --------       --------
       Total revenues                                 10,828          4,829

Cost of revenues:
    License                                              510            315
    Maintenance and services                           1,307            762
                                                    --------       --------
       Total cost of revenues                          1,817          1,077
                                                    --------       --------
          Gross profit                                 9,011          3,752

Operating expenses:
    Sales and marketing                                5,348          3,144
    Research and development                           1,740          1,069
    General and administrative                         1,373            892
                                                    --------       --------
       Total operating expenses                        8,461          5,105
                                                    --------       --------
          Income (loss) from operations                  550         (1,353)

Other income, net                                        916             50
                                                    --------       --------
    Income (loss) before income taxes                  1,466         (1,303)

Income taxes                                             147             --
                                                    --------       --------
    Net income (loss)                                  1,319         (1,303)
                                                    --------       --------
Accretion on redeemable convertible
    preferred stock                                       --           (890)
                                                    --------       --------
       Net income (loss) applicable to holders
          of common stock                           $  1,319       $ (2,193)
                                                    ========       ========

Basic and diluted net income (loss) per share       $   0.08       $  (0.35)

Weighted average shares used in computing:
    Basic net income (loss) per share                 15,862          6,183
    Diluted net income (loss) per share               17,120          6,183



    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   Three months ended
                                                                      December 31,
                                                               --------------------------
                                                                 1998             1997
                                                               ---------       ----------
Cash flows from operating activities:
    Net income (loss)                                           $  1,319       $ (1,303)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                 362            286
       Amortization of deferred employee compensation                 14             14
       Changes in operating assets and liabilities:
          Accounts receivable                                        282         (1,129)
          Prepaid expenses and other current assets                  245            938
          Accounts payable                                        (1,017)          (842)
          Accrued expenses                                         1,046           (720)
          Deferred revenue                                        (1,986)         2,075
                                                                --------       --------
            Net cash provided by (used in) operating
            activities                                               265           (681)
                                                                --------       --------

Cash flows from investing activities:
    Capital expenditures                                            (925)          (335)
    Proceeds from the sale of investments                          2,355             --
                                                                --------       --------
       Net cash provided by (used in) investing activities         1,430           (335)
                                                                --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                           205             10
    Purchase of treasury stock                                    (9,540)        (5,000)
                                                                --------       --------
       Net cash used in financing activities                      (9,335)        (4,990)
                                                                --------       --------

Effects of exchange rate changes on cash and cash
equivalents                                                         (102)           (52)
                                                                --------       --------
Net decrease in cash and cash equivalents                         (7,742)        (6,058)
Cash and cash equivalents at beginning of period                  22,798         13,741
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 15,056       $  7,683
                                                                ========       ========
Supplemental disclosures of cash flow information:
    Noncash financing activities:
       Accretion on redeemable convertible preferred stock            --            890



    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively. The September 30, 1998 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with a purchased maturity of 90 days or less to be cash equivalents.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. The fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Per Share Data

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted- average number of common shares outstanding during the period and, when dilutive, the weighted average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the assumed exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the loss per share for the quarter ended December 31, 1997 were approximately 4.5 million shares of redeemable convertible preferred stock and options to acquire 1.4 million shares of common stock, with a weighted average exercise price of $2.56 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                            Three months ended
                                                               December 31,
                                                           1998           1997
                                                          -------       -------
Numerator  for basic and  diluted  net income (loss)
    applicable to holders of common stock                 $ 1,319       $(2,193)
                                                          =======       =======
Denominator for basic net income (loss) per
    share - weighted-average shares outstanding            15,862         6,183
Effect of dilutive common stock options                     1,258            --
                                                          -------       -------
Denominator for diluted net income (loss)
    per share                                              17,120         6,183
                                                          =======       =======

Recent Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by July 1, 1999.
The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

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

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 9% percent of the Company's outstanding common stock. As of December 31, 1998, the Company had repurchased 500,000 shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including funding the Company's stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program.

                                 MICROMUSE INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for the Company's software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors" in the Company's Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively, and elsewhere in this Quarterly Report.


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

                                 MICROMUSE INC.


RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                       Three months ended
                                                          December 31,
                                                       ------------------
   AS A PERCENTAGE OF TOTAL REVENUES:                   1998        1997
                                                       ------      ------
   Revenues:
       License                                          78.7%       77.3%
       Maintenance and services                         21.3        22.7
                                                       -----       -----
          Total revenues                               100.0       100.0
   Cost of revenues:
       License                                           4.7         6.5
       Maintenance and services                         12.1        15.8
                                                       -----       -----
          Total cost of revenues                        16.8        22.3
                                                       -----       -----
             Gross profit                               83.2        77.7
   Operating expenses:
       Sales and marketing                              49.4        65.1
       Research and development                         16.0        22.1
       General and administrative                       12.7        18.5
                                                       -----       -----
          Total operating expenses                      78.1       105.7
                                                       -----       -----
             Income (loss) from operations               5.1       (28.0)
   Other income, net                                     8.4         1.0
                                                       -----       -----
       Income (loss) before income taxes                13.5       (27.0)
   Income taxes                                          1.3          --
                                                       -----       -----
       Net income (loss)                                12.2       (27.0)
   Accretion on redeemable convertible
       preferred stock                                    --       (18.4)
                                                       -----       -----
          Net income (loss) applicable to holders
             of common stock                            12.2       (45.4)
                                                       =====       =====

   AS A PERCENTAGE OF RELATED REVENUES:
   Cost of license revenues                              6.0%        8.4%
   Cost of maintenance and services revenues            56.8        69.7


Revenues. The Company's revenues increased to $10.8 million in the quarter ended December 31, 1998 from $4.8 million in the quarter ended December 31, 1997. License revenues increased to $8.5 million in the quarter ended December 31, 1998 from $3.7 million for the quarter ended December 31, 1997. The growth of license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool/OMNIbus and the expansion of the Company's sales organizations and product offering. Maintenance and services revenues increased to $2.3 million in the quarter ended December 31, 1998 from $1.1 million in the quarter ended December 31, 1997. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. The percentage of the Company's total revenue attributable to license

                                 MICROMUSE INC.


revenue increased to 79% in the quarter ended December 31, 1998 from 77% in the same period of the prior year, due primarily to an increased focus by the Company in generating license revenues.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenue as a percentage of license revenues decreased to 6% in the first quarter of fiscal 1999 from 8% in the same period of the prior year due to economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 57% in the first quarter of fiscal 1999 from 70% in the same period of the prior year. This decline, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.3 million in the quarter ended December 31, 1998 from $3.1 million in the quarter ended December 31, 1997. This increase was primarily due to the increased personnel costs associated with the expansion of the Company's sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 49% in the first quarter of fiscal 1999 from 65% in the same period of the prior year. This reduction was primarily due to net revenues increasing at a faster rate than sales and marketing expenses.

Research and Development Expenses. Research and development expenses increased to $1.7 million in the quarter ended December 31, 1998 from $1.1 million in the quarter ended December 31, 1997. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 16% in the first quarter of fiscal 1999 from 22% in the same period of the prior year. This reduction was primarily due to net revenues increasing at a faster rate than research and development expenses.

General and Administrative Expenses. General and administrative expenses increased to $1.4 million in the quarter ended December 31, 1998 from $892,000 in the quarter ended December 31, 1997. This increase was primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the Company's increased scale of operations. General and administrative expenses as a percentage of revenues declined to 13% in the first quarter of fiscal 1999 from 19% in the same period of the prior year. This reduction was primarily due to net revenues increasing at a faster rate than general and administrative expenses.

Other Income, net. Other income increased to $916,000 in the quarter ended December 31, 1998 from $50,000 in the quarter ended December 31, 1997. Other income for the quarter ended December 31, 1998 includes the interest earned from the proceeds raised from the Company's public offerings. The interest earned in the same period of the prior year was partially offset by the imputed interest expense related to the issuance of a warrant to purchase 1.5 million shares of Series A preferred stock at a per share exercise price of $2.00 issued in connection with the provision of a line of credit to the Company.

                                 MICROMUSE INC.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $15.1 million in cash and cash equivalents and $44.7 million in marketable securities. The net use of cash and cash equivalents in the first quarter of fiscal 1999 was due primarily to the $9.5 million used to purchase treasury stock and the decline in deferred revenues. The decline in deferred revenues reflects principally the delivery of previously undelivered product. These uses were partially offset by net income of $1.3 million and the proceeds from the sale of investments.

The net use of cash and cash equivalents in the first quarter of the prior year was due primarily to the $5.0 million used to purchase treasury stock, the decrease in accounts payable and accrued expenses, the net loss and the increase in accounts receivable. The decrease in accounts payable and accrued expenses was due to the timing of payments. The increase in accounts receivable reflects the sequential increase in revenues. These uses were partially offset by the increase in deferred revenues and the decrease in prepaid expenses. The increase in deferred revenues includes additional maintenance plans related to the growing installed base of customers. The decrease in prepaid expenses was due to the utilization of advances related to tradeshow events that occurred during the quarter.

The Company believes that its current cash balances and the cash flows generated by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain credit facilities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.


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

                                 MICROMUSE INC.


Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, in the Company's standard license agreements, the Company provides certain warrants to licensees that its software routines and programs are Year 2000 compliant. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company is currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is conducting (i) a review of its vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. The Company expects to substantially complete Year 2000 readiness preparations at the end of the first quarter of calendar 1999 with respect to its core business and software systems and at the end of the second quarter of calendar 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999. The Company does not expect the total costs associated with preparing its internal systems for the Year 2000 to exceed $350,000. Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of conducting its contingency planning for high-risk areas at this time and is scheduled to commence contingency planning for medium to low-risk areas in January 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Various European countries introduced a single currency (known as the Euro) in January 1999. The introduction of the Euro may result in complex conversion calculations. The Company is currently in the process of conducting a review of its internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate its recent growth, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

                                 MICROMUSE INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS


FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 1998, the Company had no hedging contracts outstanding.

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


FIXED INCOME INVESTMENTS

The Company's exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.6%. The Company does not expect any material loss with respect to its investment portfolio.

                                 MICROMUSE INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on January 28, 1999 in San Francisco, California. Of the 15,635,763 shares outstanding as of the record date, 12,147,779 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)     To elect the following to serve as Directors of the Company:

                                                          VOTES
         NOMINEE                       VOTES FOR       ABSTAINING
         -----------------            ----------       ----------
         Stephen A. Allott            12,147,504           275
         Angela Dawes                 12,147,504           275
         David C. Schwab              12,147,504           275

(2) To amend the 1997 Stock Option/Stock Issuance Plan to provide for an increase of 800,000 shares:

         Votes For                     5,845,811
         Votes Against                 4,654,688
         Votes Abstaining                 25,713
         Non Votes                     1,621,567

(3) To ratify the Company's appointment of KPMG as independent accountants for the Company for the Company for the fiscal year ending September 30, 1999.

         Votes For                    12,116,560
         Votes Against                    30,863
         Votes Abstaining                    356

ITEM 5. OTHER INFORMATION.

Not applicable.

                                 MICROMUSE INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits

Exhibit
 Number         Description
--------       ---------------------------------------------------------------------------------------
  2.1 +        Agreement for the sale of the systems integration business of
               Micromuse plc by and among Micromuse plc, Horizon Open Systems
               (UK) Limited and Horizon Computer Services Limited, dated as of
               September 16, 1997.
  3.1 ++       Restated Certificate of Incorporation of the Registrant, as amended to date.
  3.2 ++       Amended and Restated Bylaws of the Registrant.
  4.1 ++       Reference is made to Exhibits 3.1, 3.2 and 10.4.
  4.2 +        Specimen Common Stock certificate.
 10.1 +        Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
 10.2 +        1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
 10.3 +        1997 Employee Stock Purchase Plan.
 10.4 +        Amended and  Restated  Investors'  Rights  Agreement by and among the  Registrant  and certain stockholders of the Registrant, dated as of September 8, 1997.
 10.5 +        Office  lease,  dated as of March 25,  1997,  by and between the  Registrant  and SOMA
               Partners, L.P.
 10.6 +        Office  lease,  dated as of March 3, 1997,  by and  between  Micromuse  plc,  Marldown
               Limited and Christopher J. Dawes.
 10.7 +        Office lease,  dated as of March 3, 1993,  by and between  Micromuse  plc,  Guildquote
               Limited and Christopher J. Dawes.
 10.8          + Agreement for the sale of the systems integration business of
               Micromuse plc dated as of September 16, 1997. Reference is made to Exhibit 2.1.
 21.1 +        Subsidiaries of the Registrant.
 27.1          Financial Data Schedule

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

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                 MICROMUSE INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 1999.



                                 MICROMUSE INC.
                                 (Registrant)


                                 By: /s/ STEPHEN A. ALLOTT
                                    --------------------------------------------
                                 Stephen A. Allott

                                 Director, President and Chief Financial Officer (Principal Executive and Financial Officer)