Form 10-Q
period 1999-03-31
MICROMUSE INC
filed 1999-05-17
CIK 1036425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

                                Yes [X]   No [ ]



15,873,629 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 1999.

                                 MICROMUSE INC.


                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 1999 and
                  September 30, 1998                                            3

              Condensed Consolidated Statements of Operations for the three
                  and six months ended March 31, 1999 and 1998                  4

              Condensed Consolidated Statements of Cash Flows for the six
                  months ended March 31, 1999 and 1998                          5

              Notes to Condensed Consolidated Financial Statements              6


Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                           9


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
              Derivatives and Financial Instruments                            27


PART II - Other Information

Item 1.   Legal Proceedings                                                    28

Item 2.   Changes in Securities and use of Proceeds                            28

Item 3.   Defaults upon Senior Securities                                      28

Item 4.   Submission of Matters to a Vote of Security Holders                  28

Item 5.   Other Information                                                    28

Item 6.   Exhibits and Reports on Form 8-K                                     29

Signature                                                                      30

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                        March 31,   September 30,
                                                          1999          1998
                                                        --------    ------------
Current assets:
 Cash and cash equivalents                              $ 13,098      $ 22,798
 Short-term investments                                   49,280        40,452
 Accounts receivable                                       7,980         6,495
 Prepaid expenses and other current assets                 3,431         1,374
                                                        --------      --------
    Total current assets                                  73,789        71,119

 Property and equipment, net                               4,004         2,968
 Long-term investments                                        --         6,557
                                                        --------      --------
                                                        $ 77,793      $ 80,644
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $  3,999      $  2,073
 Accrued expenses                                          3,647         3,327
 Deferred revenue                                          6,890         7,526
                                                        --------      --------
    Total current liabilities                             14,536        12,926

Stockholders' equity
 Preferred stock; $0.01 par value; 5,000 shares
   authorized; no shares issued and outstanding               --            --
 Common stock; $0.01 par value; 60,000 shares
   authorized; 16,160 and 16,049 shares outstanding
   as of March 31, 1999 and September 30, 1998,
   respectively                                              161           160
 Additional paid-in capital                               77,224        79,159
 Treasury stock, at cost: 303 shares at
   March 31, 1999                                         (5,779)           --
 Deferred compensation                                      (131)         (159)
 Accumulated other comprehensive losses                     (185)          (42)
 Accumulated deficit                                      (8,033)      (11,400)
                                                        --------      --------
    Total stockholders' equity                            63,257        67,718
                                                        --------      --------
                                                        $ 77,793      $ 80,644
                                                        ========      ========

    See accompanying notes to the condensed consolidated financial statements

                        MICROMUSE INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)

                                         Three months ended         Six months ended
                                              March 31,                 March 31,
                                        --------------------      --------------------
                                          1999        1998          1999        1998
                                        --------    --------      --------    --------
Revenues:
  License                               $  9,765    $  4,914      $ 18,292    $  8,649
  Maintenance and services                 2,859       1,281         5,160       2,375
                                        --------    --------      --------    --------
    Total revenues                        12,624       6,195        23,452      11,024
                                        --------    --------      --------    --------

Cost of revenues:
  License                                    657         312         1,167         627
  Maintenance and services                 1,502         802         2,809       1,564
                                        --------    --------      --------    --------
    Total cost of revenues                 2,159       1,114         3,976       2,191
                                        --------    --------      --------    --------
       Gross profit                       10,465       5,081        19,476       8,833
                                        --------    --------      --------    --------

Operating expenses:
  Sales and marketing                      5,987       3,489        11,335       6,633
  Research and development                 2,089       1,337         3,829       2,406
  General and administrative               1,445       1,011         2,818       1,903
  Executive recruiting costs                 720          --           720          --
                                        --------    --------      --------    --------
    Total operating expenses              10,241       5,837        18,702      10,942
                                        --------    --------      --------    --------
       Income (loss) from operations         224        (756)          774      (2,109)

Other income, net                            792         160         1,708         210
                                        --------    --------      --------    --------
  Income (loss) before income taxes        1,016        (596)        2,482      (1,899)

Income tax benefit                        (1,032)         --          (885)         --
                                        --------    --------      --------    --------
  Net income (loss)                        2,048        (596)        3,367      (1,899)

Accretion on redeemable convertible
  preferred stock                             --        (444)           --      (1,334)
                                        --------    --------      --------    --------

    Net income (loss) applicable to
      holders of common stock           $  2,048    $ (1,040)     $  3,367    $ (3,233)
                                        ========    ========      ========    ========

Per share data:
  Basic net income (loss)               $   0.13    $  (0.10)     $   0.21    $  (0.40)
  Diluted net income (loss)             $   0.12    $  (0.10)     $   0.20    $  (0.40)

Weighted average shares used
  in computing:
  Basic net income (loss) per share       15,797      10,443        15,830       8,127
  Diluted net income (loss) per share     17,180      10,443        17,096       8,127


    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Six months ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Cash flows from operating activities:
  Net income (loss)                                         $  3,367    $ (1,899)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                              731         573
      Expense related to warrant                                 462          --
      Deferred compensation expense                               28          28
      Changes in operating assets and liabilities:
        Accounts receivable                                   (1,485)       (312)
        Prepaid expenses and other current assets             (2,057)       (181)
        Related party loan                                        --       1,153
        Accounts  payable                                      1,926        (870)
        Accrued expenses                                         320         351
        Deferred revenues                                       (636)      1,988
                                                            --------    --------
            Cash provided by operating activities              2,656         831
                                                            --------    --------

Cash flows from investing activities:
  Capital expenditures                                        (1,767)       (780)
  Purchase of short-term investments, net                     (2,271)     (6,883)
                                                            --------    --------
    Cash used in investing activities                         (4,038)     (7,663)
                                                            --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          --      34,282
  Proceeds from issuance of treasury stock                     1,365          --
  Purchase of treasury stock                                  (9,540)     (5,000)
                                                            --------    --------
    Cash provided by (used in) financing activities           (8,175)     29,282
                                                            --------    --------

Effects of exchange rate changes on cash and cash
     Equivalents                                                (143)       (106)
                                                            --------    --------
Net increase (decrease) in cash and cash equivalents          (9,700)     22,344
Cash and cash equivalents at beginning of period              22,798      13,741
                                                            ========    ========
Cash and cash equivalents at end of period                  $ 13,098    $ 36,085
                                                            ========    ========

Supplemental disclosures of cash flow information:
  Non-cash financing activities:
    Issuance of treasury stock related to the
      exercise of options                                      2,680          --
    Issuance of treasury stock related to the
      employee stock purchase plan                             1,081          --
    Accretion on redeemable convertible preferred stock           --       1,334

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively. The September 30, 1998 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Per Share Data
Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted- average number of common shares outstanding during the period and, when dilutive, the weighted average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the assumed exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the loss per share for the quarter and six months ended March 31, 1998 were approximately 4.5 million shares of redeemable convertible preferred stock and options to acquire 1.7 million shares of common stock, with a weighted average exercise price of $2.08 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           Three months ended       Six months ended
                                                March 31,               March 31,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Numerator for basic and diluted net
  income (loss)applicable to holders
  of common stock                         $  2,048    $ (1,040)   $  3,367    $ (3,233)
                                          ========    ========    ========    ========
Denominator for basic net income (loss)
  (loss) per share - weighted-average
  shares outstanding                        15,797      10,443      15,830       8,127
Effect of dilutive common stock options      1,383          --       1,266          --
                                          --------    --------    --------    --------
Denominator for diluted net income
(loss) per share                            17,180      10,443      17,096       8,127
                                          ========    ========    ========    ========


Comprehensive Income (Loss)
Effective October 1, 1998, the Company adopted the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' equity (deficit). This Statement requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Recent Pronouncement
In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

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

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2. COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 9% of the Company's outstanding common stock. As of December 31, 1998, the Company had repurchased 500,000 shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under the Company's stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program.

NOTE 3. MANAGEMENT

In February 1999, the Company announced that Gregory Q. Brown would join the Company as Chairman of the Board and Chief Executive Officer and on March 1, 1999, he joined the Company as a full-time employee. The Company incurred approximately $720,000 of executive recruiting costs related to the hiring of Mr. Brown. Included in this amount was a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of the Company's common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5.5%, expected volatility of 50%, and expected life of seven years.

NOTE 4. SUBSEQUENT EVENTS

In April 1999, the Company announced that Kathleen M. H. Wallman would join its Board of Directors. Her initial term shall be until the Company's Annual Meeting in the year 2000 or until her successor is appointed. The Company also accepted the resignation of Senior Vice President, Sales, David Dorrance, from his management and officer positions. On May 7, 1999, the Company announced that Angela Dawes had resigned as a member of its Board of Directors and as an employee.

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

                                 MICROMUSE INC.


RESULTS OF OPERATIONS
The following table sets forth certain items in the Company's consolidated statement of operations as a percentage of total revenues, except as indicated:

                                             Three months ended       Six months ended
                                                  March 31,               March 31,
                                            --------------------    --------------------
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
    License                                   77.4%       79.3%       78.0%       78.5%
    Maintenance and services                  22.6        20.7        22.0        21.5
                                            --------    --------    --------    --------
      Total revenues                         100.0       100.0       100.0       100.0
                                            --------    --------    --------    --------

Cost of revenues:
    License                                    5.2         5.0         5.0         5.7
    Maintenance and services                  11.9        13.0        12.0        14.2
                                            --------    --------    --------    --------
      Total cost of revenues                  17.1        18.0        17.0        19.9
                                            --------    --------    --------    --------
          Gross profit                        82.9        82.0        83.0        80.1
                                            --------    --------    --------    --------

Operating expenses:
    Sales and marketing                       47.4        56.3        48.3        60.2
    Research and development                  16.6        21.6        16.3        21.8
    General and administrative                11.4        16.3        12.0        17.2
    Executive recruiting costs                 5.7          --         3.1          --
                                            --------    --------    --------    --------
      Total operating expenses                81.1        94.2        79.7        99.2
                                            --------    --------    --------    --------
          Income (loss) from operations        1.8       (12.2)        3.3       (19.1)

Other income, net                              6.2         2.6         7.3         1.9
                                            --------    --------    --------    --------
    Income (loss) before income taxes          8.0        (9.6)       10.6       (17.2)

Income tax benefit                            (8.2)         --        (3.8)         --
                                            --------    --------    --------    --------
    Net income (loss)                         16.2        (9.6)       14.4       (17.2)

Accretion on redeemable convertible
    preferred stock                             --        (7.2)         --       (12.1)
                                            --------    --------    --------    --------
      Net income (loss) applicable
      to holders of common stock              16.2       (16.8)       14.4       (29.3)
                                            ========    ========    ========    ========

AS A PERCENTAGE OF RELATED REVENUES:
Cost of license revenues                       6.7%        6.3%       6.4%         7.2%
Cost of maintenance and services revenues     52.5%       62.6%      54.4%        65.9%

                                 MICROMUSE INC.


Revenues. The Company's revenues increased to $12.6 million and $23.5 million in the quarter and six months ended March 31, 1999, respectively, from $6.2 million and $11.0 million in the comparable periods of the prior year. License revenues increased to $9.8 million and $18.3 million in the quarter and six months ended March 31, 1999, respectively, from $4.9 million and $8.6 million in the comparable periods of the prior year. The growth of license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool/OMNIbus and the expansion of the Company's sales organizations and product offering. Maintenance and services revenues increased to $2.9 million and $5.2 million in the quarter and six months ended March 31, 1999, respectively, from $1.3 million and $2.4 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. The percentage of the Company's total revenue attributable to license revenue decreased to 77% and 78% in the quarter and six months ended March 31, 1999, respectively, from 79% in the comparable periods of the prior year, due primarily to an increase in services revenue.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenue as a percentage of license revenues increased to 7% in the quarter ended March 31, 1999 from 6% in the comparable period of the prior year primarily due to the increase in technology license fees paid to third-party software vendors. Cost of license revenue as a percentage of license revenues decreased to 6% in the six months ended March 31, 1999 from 7% in the comparable period of the prior year due primarily to economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 53% and 54% in the quarter and six months ended March 31, 1999, respectively, from 63% and 66% in the comparable periods of the prior year. These declines, which were principally due to a proportionally greater percentage of higher-margin maintenance revenues, were partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.0 million and $11.3 million in the quarter and six months ended March 31, 1999, respectively, from $3.5 million and $6.6 million in the comparable periods of the prior year. These increases were primarily due to the increased personnel costs associated with the expansion of the Company's sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 47% and 48% in the quarter and six months ended March 31, 1999, respectively, from 56% and 60% in the comparable periods of the prior year. These reductions were primarily due to revenues increasing at a faster rate than sales and marketing expenses.

Research and Development Expenses. Research and development expenses increased to $2.1 million and $3.8 million in the quarter and six months ended March 31, 1999, respectively, from $1.3 million and $2.4 million in the comparable periods of the prior year. These increases were the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 17% and 16% in the quarter and six months ended March 31, 1999, respectively, from 22% in the same periods of the prior year. These reductions were primarily due to revenues increasing at a faster rate than research and development expenses.

                                 MICROMUSE INC.


General and Administrative Expenses. General and administrative expenses increased to $1.4 million and $2.8 million in the quarter and six months ended March 31, 1999, respectively, from $1.0 million and $1.9 million in the comparable periods of the prior year. These increases were primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the Company's increased scale of operations. General and administrative expenses as a percentage of revenues declined to 11% and 12% in the quarter and six months ended March 31, 1999, respectively, from 16% and 17% in the comparable periods of the prior year. These reductions were primarily due to revenues increasing at a faster rate than general and administrative expenses.

Executive Recruiting Costs. The executive recruiting costs include a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of the Company's common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs.

Other Income, net. Other income increased to $792,000 and $1.7 million in the quarter and six months ended March 31, 1999, respectively, from $160,000 and $210,000 in the comparable periods of the prior year. Other income for the fiscal year 1999 includes the interest earned from the proceeds raised from the Company's public offerings. The interest earned in the same periods of the prior year was partially offset by the imputed interest expense related to the issuance of a warrant to purchase 1.5 million shares of Series A preferred stock at a per share exercise price of $2.00 issued in connection with the provision of a line of credit to the Company.


LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1999, the Company had $13.1 million in cash and cash equivalents and $49.3 million in marketable securities. The net use of cash and cash equivalents in the first six months of fiscal 1999 was due primarily to the purchase of treasury stock, capital expenditures, and the increase in accounts receivable and prepaid expenses and other current assets. These uses were partially offset by net income of $3.4 million, the proceeds from the issuance of common stock, and the increase in accounts payable. The increase in accounts receivable and accounts payable reflects the growth in the business while the increase in prepaid expense and other current assets includes a prepayment of technology license fees to a third-party software vendor.

The net increase in cash and cash equivalents in the first six months of the prior year was due primarily to the proceeds from the issuance of common stock, the repayment of a related-party loan, and the increase in deferred revenues. These increases were partially offset by the $5.0 million used to purchase treasury stock and fund the net loss of $1.9 million. The increase in deferred revenues includes additional maintenance plans related to the growing installed base of customers.

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

                                 MICROMUSE INC.


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

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, in the Company's standard license agreements, the Company provides certain warrants to licensees that its software routines and programs are Year 2000 compliant. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company is currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is conducting (i) a review of its vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. The Company expects to substantially complete Year 2000 readiness preparations at the end of the second quarter of calendar 1999 with respect to its core business and software systems and at the end of the third quarter of calendar 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999. The Company does not expect the total costs associated with preparing its internal systems for the Year 2000 to exceed $350,000. Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government

                                 MICROMUSE INC.


agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of conducting its contingency planning for high-risk areas at this time and commenced contingency planning for medium to low-risk areas in January 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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


                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. The following factors, in addition to the other information contained in this Form 10-Q, should be considered carefully in evaluating the Company and its prospects. This Form 10-Q (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Form 10-Q. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Form 10-Q.

LIMITED OPERATING HISTORY AS A SOFTWARE COMPANY;
UNCERTAINTY OF FUTURE OPERATING RESULTS
Although the Company began offering services for the network and systems integration market in 1989, the Company first shipped its internally developed software product, Netcool/OMNIbus, for the Service Level Management ("SLM") market in January 1995. Accordingly, the Company has only a limited operating history as a developer and provider of SLM software upon which an evaluation of its business

                                 MICROMUSE INC.


and prospects can be based. Only recently has the Company's software business been profitable. The limited operating history of the Company makes the prediction of future results of operations difficult if not impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. In addition, the Company has increased, and plans to increase further, its operating expenses in order to hire experienced senior managers, develop new distribution channels, increase its sales and marketing efforts, implement and improve its operational, financial and management information systems, broaden its technical services and customer support capabilities, fund higher levels of research and development and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition would be materially adversely affected. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of March 31, 1999, the Company had accumulated net losses of $8.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

VARIABILITY OF QUARTERLY OPERATING RESULTS; SEASONALITY
The Company's quarterly operating results have fluctuated significantly at times in the past, and will likely fluctuate significantly at some times in the future, as a result of a number of factors, many of which are outside the Company's control. These factors include changes in the demand for the Company's software products and services; the size and timing of specific sales; the timing of new hires; the level of product and price competition that the Company encounters; changes in the mix of, and lack of demand from, distribution channels through which products are sold; the length of sales cycles; spending patterns and budgetary resources of its customers on network management software solutions; the success of the Company's new customer generation activities; introductions or enhancements of products, or delays in the introductions or enhancements of products, by the Company or its competitors; market acceptance of new products; the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; the mix of products and services sold; changes in the Company's sales incentives; changes in the renewal rate of support agreements; the mix of international and domestic revenue; product life cycles; software defects and other product quality problems; the Company's ability to attract, retain and motivate qualified personnel; changes in the mix of sales to new and existing customers; the extent of industry consolidation; expansion of the Company's international operations; and general domestic and international economic and political conditions. The timing of large individual sales has been difficult for the Company to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by the Company. There can be no assurance that the loss or deferral of one or more significant sales would not have a material adverse effect on the Company's quarterly operating results. In addition, the Company's business has experienced and may continue to experience significant seasonality. Historically, a disproportionate amount of the Company's annual revenues have been generated by sales of its products during the Company's fourth fiscal quarter. There can be no assurance that this trend will not continue.

The Company continues to realize a significant portion of license revenue in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenue in any quarter is

                                 MICROMUSE INC.


difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, the Company's sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. In addition, the Company's expense levels are based in part on its expectations of future orders and sales, which, given the Company's limited operating history, are extremely difficult to predict. A substantial portion of the Company's operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. If revenue falls below the Company's expectations in a particular quarter, the Company's operating results could be materially adversely affected. See "-- Lengthy Sales Cycle."

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

MANAGEMENT OF GROWTH; NEED TO IMPROVE FINANCIAL SYSTEMS AND CONTROLS
The Company has recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of its personnel and in the scope and the geographic area of its operations. The Company has grown from to 176 employees on September 30, 1998 to 248 employees on March 31, 1999 and currently plans to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Moreover, members of the Company's management team, including, without limitation, the Chairman and Chief Executive Officer, President and Chief Financial Officer, Senior Vice President, Sales, and Vice President, General Counsel have been in their current positions with the Company for a limited period of time. To accommodate recent growth, to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company will be required to improve its accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and the Company currently is in the process of recruiting individuals to fill important management positions such as Vice President, Marketing and Vice President, Human Resources. Further, the Company will need to continue to develop a U.S.-based financial and accounting system. The Company's future success will depend to a significant extent on the recruitment and retention of these key personnel, the implementation and improvement of operational, financial and management systems and the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

                                 MICROMUSE INC.



NEED TO EXPAND AND IMPROVE PRODUCTIVITY OF SALES FORCE,
TECHNICAL SERVICES AND CUSTOMER SUPPORT ORGANIZATION
To increase market penetration, the Company continues to hire sales personnel. Based on the Company's experience, such personnel are in high demand, difficult to recruit and retain and it takes at least six months, if not longer, for a salesperson to become fully productive. Although the Company increased the size of its sales organization during the six months ended March 31, 1999, the Company experienced difficulty in recruiting a sufficient number of qualified sales people during the period. There can be no assurance that the Company will be successful in recruiting additional sales personnel or increasing the productivity of its sales personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus and the release of the Company's Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, the demands on the Company's technical services and customer support resources have grown rapidly. See "-- Product Defects; Product Liability." The Company believes that a high level of technical services, training and customer support is essential to maintaining its competitive position. The Company will be required to significantly expand its technical services and customer support organizations if it is to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that the Company's technical services and customer support resources will be sufficient to manage any future growth in the Company's business, and any failure of the Company to expand its technical services and customer support organizations commensurate with any expansion of the installed base of Netcool/OMNIbus or sales of Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact would have a material adverse effect on the Company's business, operating results and financial condition.

NEED TO EXPAND DISTRIBUTION CHANNELS; DEPENDENCE ON THIRD-PARTY RELATIONSHIPS
A key element of the Company's business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect the Company's ability to generate profits. Third-party distributors accounted for approximately 36%, 26% and 11% of the Company's total revenues in the six months ended March 31, 1999, and fiscal 1998 and 1997, respectively. There can be no assurance that the Company will be able to attract additional distributors that will be able to market the Company's products effectively. Many of the Company's agreements with third-party distributors are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. The Company's third-party distributors have significantly greater sales and marketing resources than the Company, and there can be no assurance that their sales and marketing efforts will not conflict with the Company's direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, the Company sells its products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. The Company believes that its success in penetrating markets for its SLM applications depends substantially on its ability to maintain its current distribution relationships, in particular, those with Cisco Systems ("Cisco"), Lucent Technologies ("Lucent") and others, to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not discontinue their relationships with the Company, compete directly with the Company or form

                                 MICROMUSE INC.


additional competing arrangements with the Company's competitors or that the Company will be able to expand its distribution relationships beyond what currently exists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMERGING SERVICE LEVEL MANAGEMENT MARKET; DEPENDENCE ON TELECOMMUNICATION CARRIERS AND OTHER SERVICE PROVIDERS; DEMAND FOR SLM PRODUCTS
The market for the Company's products is in an early stage of development and is very dynamic. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. Failure of the SLM market to grow at anticipated rates or failure of the Company to properly assess and address the demands from such market would have a material adverse effect on the Company's business, operating results and financial condition. In excess of 45% of the Company's software revenues to date have been derived from the sale of its products to telecommunications carriers that deliver advanced communications services to their customers. In addition, these providers are the central focus of the Company's sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use the Company's products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use the Company's products in the deployment of these services would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance the Company will be able to penetrate these markets further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION
The Company's products are designed for use in the evolving SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company's current and prospective competitors offer a variety of solutions to address the SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and Cabletron Systems, Inc. ("Cabletron"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc. ("OSI"). In the future, as the Company enters new markets, the Company expects that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, the Company has become aware of new and potential entrants in portions of its

                                 MICROMUSE INC.


market space and it expects additional competition from these and other established and emerging companies. Increased competition is likely to result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition.

Many of the Company's existing and potential customers and distributors continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Sometimes these customers internally design and develop their own software solutions for their particular needs and therefore may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products versus internally developed network operations support and management applications.

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

PRODUCT DEFECTS; PRODUCT LIABILITY
Software products as internally complex as Netcool/OMNIbus, Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Netcool/OMNIbus with defects and has discovered software errors in certain of its products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that had limited market appeal. To the extent such efforts continue to require the allocation of a significant portion of the Company's technical personnel resources, the Company could continue to experience delays in or failure of market acceptance of products, or damage to the Company's reputation or relationships with its customers, any of which could have a material adverse effect on the Company's business, operating results or financial condition. See "-- Need to Expand and Improve Productivity of Sales Force, Technical Services and Customer Support Organization." Additionally, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements of the Company's products after commencement of commercial shipments which could have a material adverse effect upon the Company's business, operating results or financial condition. See "Year 2000 Compliance and Euro Conversion".

                                 MICROMUSE INC.


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

LENGTHY SALES CYCLE
The Company's software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which the Company has little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these and other factors, the sales cycle for the Company's products is long, typically about three to six months. As a result of the length of the sales cycle for its software products, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, operating results or financial condition and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Variability of Quarterly Operating Results; Seasonality".

DEPENDENCE ON KEY PERSONNEL
The Company's success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not generally have employment contracts with key personnel. In addition, the Company's success will be dependent upon its continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. The Company has at times and continues to experience difficulty in recruiting qualified personnel. Because the Company faces intense competition in its recruiting activities, there can be no assurance that the Company will be able to attract and/or retain qualified personnel. Failure to attract and retain the necessary qualified personnel on a timely basis could have a material adverse effect on the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 MICROMUSE INC.


PRODUCT CONCENTRATION
All of the Company's revenues have been derived from licenses for its Netcool family of products and related maintenance, training and consulting services. The Company currently expects that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of the Company's revenues beyond fiscal 1998 and for the foreseeable future thereafter. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. There can be no assurance that Netcool/OMNIbus will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SALES CONCENTRATION
To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. In fiscal 1998 and 1997, entities affiliated with WorldCom accounted for 10% and 18% of the Company's total revenue, respectively. In addition, entities affiliated with British Telecommunications accounted for 9% of the Company's total revenues in both fiscal 1998 and 1997. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this concentration of sales, the Company's business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenue from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. The terms of the Company's agreements with its customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RISKS ASSOCIATED WITH INTERNATIONAL LICENSING AND OPERATIONS
License, maintenance and service revenue outside of the United States accounted for 36%, 39% and 48% of the Company's total revenue in the six months ending March 31, 1999, and fiscal 1998 and 1997, respectively. The Company expects that international license, maintenance and consulting revenue will continue to account for a significant portion of its total revenue in future periods. Currency exchange fluctuations in countries in which the Company licenses its products or conducts operations historically have had, and in the future could continue to have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the

                                 MICROMUSE INC.


conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. The Company intends to enter into additional international markets and to continue to expand its operations outside of the United States by expanding its direct sales force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect the Company's ability to generate profits. To the extent that the Company is unable to establish additional foreign operations in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results or financial condition could be materially adversely affected. The Company maintains a significant portion of its operations, including the bulk of its software development operations, in the United Kingdom. The Company's international operations and revenue involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license, service and other revenue, and, consequently, on the Company's business, operating results or financial condition. The Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If the Company's international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                 MICROMUSE INC.


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

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, in the Company's standard license agreements, the Company provides certain warrants to licensees that its software routines and programs are Year 2000 compliant. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company is currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is conducting (i) a review of its vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. The Company expects to substantially complete Year 2000 readiness preparations at the end of the second quarter of calendar 1999 with respect to its core business and

                                 MICROMUSE INC.


software systems and at the end of the third quarter of calendar 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999. The Company does not expect the total costs associated with preparing its internal systems for the Year 2000 to exceed $350,000. Although the Company does not currently believe that it will experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of conducting its contingency planning for high-risk areas at this time and commenced contingency planning for medium to low-risk areas in January 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

                                 MICROMUSE INC.


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

                                 MICROMUSE INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 1999, the Company had no hedging contracts outstanding.

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

The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.5%. The Company does not expect any material loss with respect to its investment portfolio.

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

                                 MICROMUSE INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits

Exhibit
Number   Description
-------  -----------------------------------------------------------------------
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

21.1+    Subsidiaries of the Registrant.

27.1     Financial Data Schedule

--------------------
+ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.


++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.


     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                 MICROMUSE INC.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1999.



                                    MICROMUSE INC.
                                    (Registrant)



                                     By: /s/ STEPHEN A. ALLOTT
                                        ----------------------------------------
                                        Stephen A. Allott
                                        Director, President and Chief Financial
                                        Officer (Principal Financial Officer and
                                        Duly Authorized Officer)