Form 10-Q
period 1999-06-30
MICROMUSE INC
filed 1999-08-05
CIK 1036425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                Yes [X]   No [ ]



16,042,627 shares of Common Stock, $0.01 par value, were outstanding as of July 31, 1999.

                                 MICROMUSE INC.



                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at June 30, 1999 and
                September 30, 1998                                                        3

            Condensed Consolidated Statements of Operations for the three and
                nine months ended June 30, 1999 and 1998                                  4

            Condensed Consolidated Statements of Cash Flows for the nine
                months ended June 30, 1999 and 1998                                       5

            Notes to Condensed Consolidated Financial Statements                          6


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     9


Item 3.     Quantitative and Qualitative Disclosures about Market Risk Derivatives
              and Financial Instruments                                                  26


PART II - Other Information

Item 1.  Legal Proceedings                                                               27

Item 2.  Changes in Securities and use of Proceeds                                       27

Item 3.  Defaults upon Senior Securities                                                 27

Item 4.  Submission of Matters to a Vote of Security Holders                             27

Item 5.  Other Information                                                               27

Item 6.  Exhibits and Reports on Form 8-K                                                28

Signature                                                                                29

PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                                      June 30,      September 30,
                                                                        1999             1998
                                                                      --------         --------
Current assets:
     Cash and cash equivalents                                        $ 10,221         $ 22,798
     Short-term investments                                             54,480           40,452
     Accounts receivable, net                                            9,115            6,495
     Prepaid expenses and other current assets                           4,306            1,374
                                                                      --------         --------
        Total current assets                                            78,122           71,119

     Property and equipment, net                                         4,984            2,968
     Long-term investments                                                  --            6,557
                                                                      --------         --------
                                                                      $ 83,106         $ 80,644
                                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $  3,332         $  2,073
     Accrued expenses                                                    5,864            3,327
     Deferred revenue                                                    8,004            7,526
                                                                      --------         --------
        Total current liabilities                                       17,200           12,926

Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares authorized
        no shares issued and outstanding                                    --               --
     Common stock; $0.01 par value; 60,000 shares authorized;
        16,160 and 16,049 shares outstanding as of June 30,
        1999 and September 30, 1998, respectively                          162              160
     Additional paid-in capital                                         75,740           79,159
     Treasury stock, at cost: 202 shares at June 30, 1999               (3,856)              --
     Deferred compensation                                                (117)            (159)
     Accumulated other comprehensive losses                               (366)             (42)
     Accumulated deficit                                                (5,657)         (11,400)
                                                                      --------         --------
        Total stockholders' equity                                      65,906           67,718
                                                                      --------         --------
                                                                      $ 83,106         $ 80,644
                                                                      ========         ========



    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        Three months ended                Nine months ended
                                                              June 30,                          June 30,
                                                      ------------------------         -------------------------
                                                        1999            1998             1999             1998
                                                      --------        --------         --------         --------
Revenues:
    License                                           $ 11,568        $  6,023         $ 29,860         $ 14,672
    Maintenance and services                             3,854           1,570            9,014            3,945
                                                      --------        --------         --------         --------
       Total revenues                                   15,422           7,593           38,874           18,617
                                                      --------        --------         --------         --------

Cost of revenues:
    License                                                601             318            1,768              945
    Maintenance and services                             1,974             797            4,783            2,361
                                                      --------        --------         --------         --------
       Total cost of revenues                            2,575           1,115            6,551            3,306
                                                      --------        --------         --------         --------
            Gross profit                                12,847           6,478           32,323           15,311
                                                      --------        --------         --------         --------

Operating expenses:
    Sales and marketing                                  7,450           4,186           18,785           10,819
    Research and development                             2,583           1,398            6,412            3,804
    General and administrative                           1,466           1,251            4,284            3,154
    Executive recruiting costs                              --              --              720               --
                                                      --------        --------         --------         --------
       Total operating expenses                         11,499           6,835           30,201           17,777
                                                      --------        --------         --------         --------
            Income (loss) from operations                1,348            (357)           2,122           (2,466)

Other income, net                                        1,279             568            2,987              778
                                                      --------        --------         --------         --------
    Income (loss) before income taxes                    2,627             211            5,109           (1,688)
Income tax provision (benefit)                             250              50             (635)              50
                                                      --------        --------         --------         --------
    Net income (loss)                                    2,377             161            5,744           (1,738)
Accretion on redeemable convertible
    preferred stock                                         --              --               --           (1,334)
                                                      --------        --------         --------         --------
       Net income (loss) applicable to holders
            of common stock                           $  2,377        $    161         $  5,744         $ (3,072)
                                                      ========        ========         ========         ========


Per share data:
    Basic net income (loss)                           $   0.15        $   0.01         $   0.36         $  (0.29)
    Diluted net income (loss)                         $   0.14        $   0.01         $   0.33         $  (0.29)

Weighted average shares used in computing:
    Basic net income (loss) per share                   15,911          14,880           15,854           10,487
    Diluted net income (loss) per share                 17,451          16,209           17,189           10,487



    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        Nine months ended
                                                                             June 30,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
Cash flows from operating activities:
     Net income (loss)                                                $  5,744         $ (1,738)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                    1,184              903
        Expense related to warrant                                         462               --
        Deferred compensation expense                                       42               42
        Changes in operating assets and liabilities:
           Accounts receivable, net                                     (2,620)            (925)
           Prepaid expenses and other current assets                    (2,932)             688
           Accounts  payable                                             1,259             (984)
           Accrued expenses                                              2,537              785
           Deferred revenues                                               478            3,327
                                                                      --------         --------
              Cash provided by operating activities                      6,154            2,098
                                                                      --------         --------
Cash flows from investing activities:
     Capital expenditures                                               (3,200)          (1,177)
     Purchase of short-term investments, net                            (7,471)         (20,254)
                                                                      --------         --------
        Cash used in investing activities                              (10,671)         (21,431)
                                                                      --------         --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                 --           34,247
     Proceeds from issuance of treasury stock                            1,805               --
     Purchase of treasury stock                                         (9,540)          (5,000)
                                                                      --------         --------
        Cash provided by (used in) financing activities                 (7,735)          29,247
                                                                      --------         --------
Effects of exchange rate changes on cash and cash

     Equivalents                                                          (325)            (152)
                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents                   (12,577)           9,762
Cash and cash equivalents at beginning of period                        22,798           13,741
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 10,221         $ 23,503
                                                                      ========         ========
Supplemental disclosures of cash flow information:
     Non-cash financing activities:
       Accretion on redeemable convertible preferred stock                  --            1,334
       Exercise of warrants to purchase redeemable convertible
          Series A preferred stock for common stock                         --            1,588
       Conversion of redeemable convertible Series B and C
          Preferred stock to common stock                                   --           22,611



    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively. The September 30, 1998 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Per Share Data

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted- average number of common shares outstanding during the period and, when dilutive, the weighted average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the assumed exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the loss per share for the nine-month period ended June 30, 1998 were approximately 4.5 million shares of redeemable convertible preferred stock and options to acquire 1.6 million shares of common stock, with a weighted average exercise price of $4.43 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                         Three months ended             Nine months ended
                                                               June 30,                       June 30,
                                                       ------------------------        ------------------------
                                                         1999            1998            1999            1998
                                                       --------        --------        --------        --------
Numerator for basic and diluted net income
   (loss) applicable to holders of common stock        $  2,377        $    161        $  5,744        ($ 3,072)
                                                       ========        ========        ========        ========
Denominator for basic net income (loss) per
    share - weighted-average shares outstanding          15,911          14,880          15,854          10,487

Dilutive effect of:
   common stock options                                   1,513           1,329           1,323              --
   warrant                                                   27              --              12              --
                                                       --------        --------        --------        --------
Denominator for diluted net income (loss) per
   share                                                 17,451          16,209          17,189          10,487
                                                       ========        ========        ========        ========

Concentration of Revenues

One customer accounted for 12% of revenues in the quarter ended June 30, 1999. In the comparable period of the prior year, one customer accounted for 20% of revenues. One customer accounted for 13% of revenues in the nine months ended June 30, 1998.

Comprehensive Income (Loss)

Effective October 1, 1998, the Company adopted the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components; however, the adoption of SFAS 130 had no impact on our net income (loss) or stockholders' equity. This Statement requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Recent Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 2001. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). This SOP applies to software that is acquired or developed solely for an entity's internal use and requires the capitalization of qualifying costs in software application development activities, which include design, coding, installation hardware and testing. Capitalization of qualifying costs incurred in development stage activities begins when the entity has committed to fund a particular internal computer software project and the entity considers it probable that the committed software will be used

                                 MICROMUSE INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


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

SOP 98-1 will be effective for internal use computer software costs incurred in future years commencing with our fiscal year beginning October 1, 1999. The Company has followed an accounting policy of expensing as incurred all costs related to software developed for internal use and intends to continue this policy until the effective date of SOP 98-1. The Company has not yet determined whether the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

NOTE 2. COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 9% of our outstanding common stock. As of December 31, 1998, the Company had repurchased 0.5 million shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program. As of June 30, 1999, approximately
0.3 million shares of treasury stock had been issued.

NOTE 3. MANAGEMENT

In February 1999, the Company announced that Gregory Q. Brown would join the Company as Chairman of the Board and Chief Executive Officer and on March 1, 1999, he joined the Company as a full-time employee. The Company incurred approximately $0.7 million of executive recruiting costs related to the hiring of Mr. Brown. Included in this amount was a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of our common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5.5%, expected volatility of 50%, and expected life of seven years.

In April 1999, the Company announced that Kathleen M. H. Wallman would join its Board of Directors. Her initial term shall be until the Company's Annual Meeting in the year 2000 or until her successor is duly elected and qualified. The Company also accepted the resignation of Senior Vice President, Sales, David Dorrance, from his management and officer positions. On May 7, 1999, the Company announced that Angela Dawes had resigned as a member of its Board of Directors and as an employee.

                                 MICROMUSE INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from the our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors" in our Form 10-K and Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 29, 1998 and July 28, 1998, respectively, and elsewhere in this Quarterly Report.


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

Micromuse plc was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term "Micromuse" or the "Company" refers to Micromuse Inc., Micromuse plc, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. Our principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and its telephone number at that address is (415) 538-9090.

                                 MICROMUSE INC.



RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:



                                                  Three months ended             Nine months ended
                                                       June 30,                        June 30,
                                                 ---------------------          ----------------------
                                                  1999           1998            1999            1998
                                                 ------         ------          ------          ------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
    License                                        75.0%          79.3%           76.8%           78.8%
    Maintenance and services                       25.0           20.7            23.2            21.2
                                                 ------         ------          ------          ------
       Total revenues                             100.0          100.0           100.0           100.0
                                                 ------         ------          ------          ------

Cost of revenues:
    License                                         3.9            4.2             4.5             5.1
    Maintenance and services                       12.8           10.5            12.3            12.7
                                                 ------         ------          ------          ------
       Total cost of revenues                      16.7           14.7            16.8            17.8
                                                 ------         ------          ------          ------
            Gross profit                           83.3           85.3            83.2            82.2
                                                 ------         ------          ------          ------

Operating expenses:
    Sales and marketing                            48.3           55.1            48.3            58.1
    Research and development                       16.7           18.4            16.5            20.4
    General and administrative                      9.5           16.5            11.0            17.0
    Executive recruiting costs                       --             --             1.9              --
                                                 ------         ------          ------          ------
       Total operating expenses                    74.5           90.0            77.7            95.5
                                                 ------         ------          ------          ------
            Income (loss) from operations           8.8           (4.7)            5.5           (13.3)

Other income, net                                   8.2            7.5             7.7             4.2
                                                 ------         ------          ------          ------
    Income (loss) before income taxes              17.0            2.8            13.2            (9.1)
Income tax provision (benefit)                      1.6            0.7            (1.6)            0.2
                                                 ------         ------          ------          ------
    Net income (loss)                              15.4            2.1            14.8            (9.3)
Accretion on redeemable convertible
    preferred stock                                  --             --              --            (7.2)
                                                 ------         ------          ------          ------
       Net income (loss) applicable to
       holders of common stock                     15.4            2.1            14.8           (16.5)
                                                 ======         ======          ======          ======
AS A PERCENTAGE OF RELATED REVENUES:
Cost of license revenues                            5.2%           5.3%            5.9%            6.4%
Cost of maintenance and services revenues          51.2%          50.8%           53.1%           59.8%

                                 MICROMUSE INC.



Revenues. Revenues increased to $15.4 million and $38.9 million in the quarter and nine months ended June 30, 1999, respectively, from $7.6 million and $18.6 million in the comparable periods of the prior year. License revenues increased to $11.6 million and $29.9 million in the quarter and nine months ended June 30, 1999, respectively, from $6.0 million and $14.7 million in the comparable periods of the prior year. The growth of license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool/OMNIbus and the expansion of our sales organizations and product offering. Maintenance and services revenues increased to $3.9 million and $9.0 million in the quarter and nine months ended June 30, 1999, respectively, from $1.6 million and $3.9 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues decreased to 75% and 77% in the quarter and nine months ended June 30, 1999, respectively, from 79% in the comparable periods of the prior year, due primarily to services revenues returning to historic levels.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues decreased to 5.2% and 5.9% in the quarter and nine months ended June 30, 1999, respectively, from 5.3% and 6.4% in the comparable periods of the prior year primarily due to lower third-party royalty costs and economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues increased to 51.2% in the quarter ended June 30, 1999, from 50.8% in the comparable period of the prior year. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 53.1% in the nine months ended June 30, 1999, from 59.8% in the comparable period of the prior year. This decline, which were principally due to a proportionally greater percentage of higher-margin maintenance revenues, were partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.5 million and $18.8 million in the quarter and nine months ended June 30, 1999, respectively, from $4.2 million and $10.8 million in the comparable periods of the prior year. These increases were primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 48% in the quarter and nine months ended June 30, 1999, from 55% and 58% in the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Research and Development Expenses. Research and development expenses increased to $2.6 million and $6.4 million in the quarter and nine months ended June 30, 1999, respectively, from $1.4 million and $3.8 million in the comparable periods of the prior year. These increases were the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 17% in the quarter and nine months ended June 30, 1999, from 18% and 20% in the same periods of the prior year. These reductions were primarily due to the increased scale of operations.

General and Administrative Expenses. General and administrative expenses increased to $1.5 million and $4.3 million in the quarter and nine months ended June 30, 1999, respectively, from $1.3 million and $3.2 million in the comparable periods of the prior year. These increases were primarily due to

                                 MICROMUSE INC.



increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a percentage of revenues declined to 10% and 11% in the quarter and nine months ended June 30, 1999, respectively, from 17% in the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Executive Recruiting Costs. The executive recruiting costs include a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of our common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs.

Other Income, net. Other income increased to $1.3 million and $3.0 million in the quarter and nine months ended June 30, 1999, respectively, from $0.6 million and $0.8 million in the comparable periods of the prior year. Other income for the quarter and nine months ended June 30, 1999 includes the interest earned from the proceeds raised from the public offerings, foreign exchange gains and losses, and the insurance proceeds related to the death of the former Chairman and Chief Executive Officer. The interest earned in the same periods of the prior year was partially offset by the imputed interest expense related to the issuance of a warrant to purchase 1.5 million shares of Series A preferred stock at a per share exercise price of $2.00 issued in connection with the provision of a line of credit to the Company.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had $10.2 million in cash and cash equivalents and $54.5 million in marketable securities. The net use of cash and cash equivalents in the nine months ended June 30, 1999 was due primarily to the purchase of treasury stock, marketable securities, capital expenditures, the increase in accounts receivable and prepaid expenses and other current assets. These uses were partially offset by net income of $5.7 million, the proceeds from the issuance of treasury stock, and the increase in accounts payable and accrued expenses. The increase in accounts receivable, accounts payable and accrued expenses reflects the growth in the business while the increase in prepaid expense and other current assets includes a prepayment of technology license fees to a third-party software vendor, rental deposits and prepaid value added taxes.

The net increase in cash and cash equivalents in the first nine months of the prior year was due primarily to the proceeds from the issuance of common stock, the increase in deferred revenues and the repayment of a related-party loan. These increases were partially offset by the purchase of marketable securities, treasury stock, capital expenditures, and the net loss of $1.8 million. The increase in deferred revenues includes additional maintenance plans related to the growing installed base of customers.

We believe that our current cash balances and the cash flows generated by operations, if any, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. We

                                 MICROMUSE INC.



have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

YEAR 2000 COMPLIANCE AND EURO CONVERSION

A significant amount of the demand that we have experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the Year 2000. Once such customers have completed their preparations, we may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

Although we have designed and tested our products to be Year 2000 compliant, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant. We are currently evaluating Year 2000-related risks and corrective actions in connection with such third-party applications and local operating systems.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent we may be affected by it. In addition, in our standard license agreements, we provide certain warrants to licensees that our software routines and programs are Year 2000 compliant. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources even if ultimately decided in our favor. With respect to our internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), we are currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. Our Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. We are currently conducting (i) a review of our vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. We expect to substantially complete Year 2000 readiness preparations at the end of the third quarter of calendar 1999 with respect to our core business, software and hardware systems. In each case, we expect to continue extensive testing through calendar 1999. We do not expect the total costs associated with preparing our internal systems for the Year 2000 to exceed $100,000. Although we do not currently believe that we will experience material disruptions in our business associated with preparing our internal systems for the Year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third-party software, third-party hardware that contains embedded software and our own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems,
(ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). We are in the process of conducting our contingency planning for high-risk areas at this time and commenced contingency planning for medium to low-risk areas in January 1999. We expect

                                 MICROMUSE INC.



our contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Various European countries introduced a single currency (known as the Euro) in January 1999. We are currently in the process of conducting a review of our internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate our recent growth, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.


                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. The following factors, in addition to the other information contained in this Form 10-Q, should be considered carefully in evaluating the Company and our prospects. This Form 10-Q (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Form 10-Q.

WE HAVE A LIMITED OPERATING HISTORY AS A SOFTWARE COMPANY AND ARE UNCERTAIN OF FUTURE OPERATING RESULTS

Although we began offering services for the network and systems integration market in 1989, we first shipped our internally developed software product, Netcool/OMNIbus, for the Service Level Management ("SLM") market in January 1995. Accordingly, we have only a limited operating history as a developer and provider of SLM software upon which an evaluation of our business and prospects can be based. Only recently has our software business been profitable. Our limited operating history makes the prediction of future results of operations difficult if not impossible, and the Company and our prospects must be considered in light of the risks, costs and difficulties frequently encountered by

                                 MICROMUSE INC.



emerging companies, particularly companies in the competitive software industry. Although we have achieved recent revenue growth, there can be no assurance that we can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. In addition, we have increased, and plan to increase further, our operating expenses in order to hire experienced senior managers, develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, our business, operating results and financial condition would be materially adversely affected. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets and our limited operating history in our current market, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of June 30, 1999, we have accumulated net losses of $5.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE EXPERIENCED VARIABILITY OF QUARTERLY OPERATING RESULTS; SEASONALITY

Our quarterly operating results have fluctuated significantly at times in the past, and will likely fluctuate significantly at some times in the future, as a result of a number of factors, many of which are outside our control. These factors include changes in the demand for our software products and services; the size and timing of specific sales; the timing of new hires; the level of product and price competition that we encounter; changes in the mix of, and lack of demand from, distribution channels through which products are sold; the length of sales cycles; spending patterns and budgetary resources of our customers on network management software solutions; the success of our new customer generation activities; introductions or enhancements of products, or delays in the introductions or enhancements of our products, by our competitors; market acceptance of new products; our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; the mix of products and services sold; changes in our sales incentives; changes in the renewal rate of support agreements; the mix of international and domestic revenue; product life cycles; software defects and other product quality problems; our ability to attract, retain and motivate qualified personnel; changes in the mix of sales to new and existing customers; the extent of industry consolidation; expansion of our international operations; and general domestic and international economic and political conditions. The timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. There can be no assurance that the loss or deferral of one or more significant sales would not have a material adverse effect on our quarterly operating results. In addition, our business has experienced and may continue to experience significant seasonality. Historically, a disproportionate amount of our annual revenues have been generated by sales of our products during our fourth fiscal quarter. There can be no assurance that this trend will or will not continue.

We continue to realize a significant portion of license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, our sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. In addition, our expense levels are based in part on our expectations of future orders and sales, which, given our limited operating history, are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short

                                 MICROMUSE INC.




term. If revenues fall below our expectations in a particular quarter, our operating results could be materially adversely affected. See "We have a Lengthy Sales Cycle."

Based on all of the foregoing, we believe that future revenue, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe it is possible that in some future quarter our operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE NEED TO MANAGE GROWTH; WE NEED TO IMPROVE OUR INFRASTRUCTURE

We have recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of our personnel and in the scope and the geographic area of our operations. We have grown from to 176 employees on September 30, 1998 to 287 employees on June 30, 1999 and currently plan to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and resources. Moreover, members of our management team, including, without limitation, the Chairman and Chief Executive Officer, President and Chief Financial Officer, Senior Vice President, U.S. Sales, and Vice President, General Counsel have been in their current positions with the Company for a limited period of time. To accommodate recent growth, to compete effectively and manage future growth, if any, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our work force. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions such as Vice President, Marketing and Vice President, Human Resources. Further, we are will need to continue to develop a U.S.-based financial and accounting system. Our future success will depend to a significant extent on the recruitment and retention of these key personnel, the implementation and improvement of operational, financial and management systems and the ability of our current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that we will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on our business, operating results or financial condition.

WE NEED TO EXPAND AND IMPROVE THE PRODUCTIVITY OF OUR SALES FORCE, TECHNICAL SERVICES AND CUSTOMER SUPPORT ORGANIZATION

To increase market penetration, we continue to hire additional sales personnel. Based on our experience, such personnel are in high demand, difficult to recruit and retain and it takes at least nine months, if not longer, for a salesperson to become fully productive. Although we increased the size of our sales organization during the nine months ended June 30, 1999, we experienced difficulty in recruiting a sufficient number of qualified sales people during the period. There can be no assurance that we will be successful in recruiting additional sales personnel or increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, financial

                                 MICROMUSE INC.



condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus and the release of our Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, the demands on our technical services and customer support resources have grown rapidly. See "Product Defects Would Impair our Business." We believe that a high level of technical services, training and customer support is essential to maintaining our competitive position. We will be required to significantly expand our technical services and customer support organizations if we are to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that our technical services and customer support resources will be sufficient to manage any future growth in our business, and any failure to expand our technical services and customer support organizations commensurate with any expansion of the installed base of Netcool/OMNIbus or sales of Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact would have a material adverse effect on our business, operating results and financial condition.

WE NEED TO EXPAND DISTRIBUTION CHANNELS; WE DEPEND ON THIRD-PARTY RELATIONSHIPS

A key element of our business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect our ability to generate profits. Third-party distributors accounted for approximately 39%, 26% and 11% of our total revenues in the nine months ended June 30, 1999, and fiscal 1998 and 1997, respectively. There can be no assurance that we will be able to attract additional distributors that will be able to market our products effectively. Many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and there can be no assurance that their sales and marketing efforts will not conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our SLM applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems ("Cisco"), Lucent Technologies ("Lucent") and others, to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors or that we will be able to expand our distribution relationships beyond what currently exists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE OPERATE IN AN EMERGING MARKET; WE RELY ON TELECOMMUNICATION CARRIERS AND OTHER SERVICE PROVIDERS; WE ARE UNCERTAIN OF THE DEMAND FOR SLM PRODUCTS

The market for our products is in an early stage of development and is very dynamic. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment

                                 MICROMUSE INC.



that will develop. Failure of the SLM market to grow at anticipated rates or our failure to properly assess and address the demands from such market would have a material adverse effect on our business, operating results and financial condition. Telecommunications carriers, including ISPs, that deliver advanced communications services to their customers have accounted for approximately 81%, 68% and 58% of our total revenues in the nine months ended June 30, 1999, and fiscal 1998 and 1997, respectively. In addition, these providers are the central focus of our sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use our products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would have a material adverse effect on our business, operating results and financial condition. There can be no assurance we will be able to penetrate these markets further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OUR MARKETS ARE EXTREMELY COMPETITIVE

Our products are designed for use in the evolving SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and Cabletron Systems, Inc. ("Cabletron"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc. ("OSI"). In the future, as we enter new markets, we expect that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition is likely to result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

Many of our existing and potential customers and distributors continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Sometimes these customers internally design and develop their own software solutions for their particular needs and therefore may be reluctant to purchase products offered by independent vendors such as ours. As a result, we must continuously educate existing and prospective customers as to the advantages of our products versus internally developed network operations support and management applications.

                                 MICROMUSE INC.



Many of our current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Existing competitors could also increase their market share by bundling products having management functionality offered by our products with their current applications. Moreover, our current and potential competitors may increase their share of the SLM market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by our products, which could render our products obsolete and unmarketable. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results or financial condition.

PRODUCT DEFECTS WOULD IMPAIR OUR BUSINESS

Software products as internally complex as Netcool/OMNIbus, Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite our extensive product testing, we have in the past released versions of Netcool/OMNIbus with defects and have discovered software errors in certain of our products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that had limited market appeal. To the extent such efforts continue to require the allocation of a significant portion of our technical personnel resources, we could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers, any of which could have a material adverse effect on our business, operating results or financial condition. See "We Need to Expand and Improve the Productivity of Sales Force, Technical Services and Customer Support Organization." Additionally, there can be no assurance that, despite our testing and that by current and potential customers, defects and errors will not be found in new versions or enhancements of our products after commencement of commercial shipments which could have a material adverse effect upon our business, operating results or financial condition. See "Year 2000 and Euro Conversion Issues Could Impair Our Business".

Since our products are used by our customers to monitor and address network problems and avoid failures of the network to support critical business functions, any design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Such customers could seek damages from us for any such losses, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although we maintain product liability insurance, there can be no assurance that such insurance will adequately cover, if at all, any such claims. Further, although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon our business, results of operations or financial condition.

                                 MICROMUSE INC.



WE HAVE A LENGTHY SALES CYCLE

Our software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these and other factors, the sales cycle for our products are long, typically about three to nine months. As a result of the length of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on our business, operating results or financial condition and cause our operating results to vary significantly from quarter to quarter. See "We Have Experienced Variability of Quarterly Operating Results; Seasonality".

WE DEPEND ON KEY PERSONNEL

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could have a material adverse effect on our business, financial condition or results of operations. We do not generally have employment contracts with key personnel. In addition, our success will be dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times and continue to experience difficulty in recruiting qualified personnel. Because we face intense competition in our recruiting activities, there can be no assurance that we will be able to attract and/or retain qualified personnel. Failure to attract and retain the necessary qualified personnel on a timely basis could have a material adverse effect on our business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE RELY ON A SPECIFIC PRODUCT

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 1999 and for the foreseeable future thereafter. Although we've introduced Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. There can be no assurance that Netcool/OMNIbus will continue to achieve market acceptance or that we will be successful in developing, introducing or marketing improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would have a material adverse effect on our business, operating results and

                                 MICROMUSE INC.



financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE RELY ON CERTAIN CUSTOMERS

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the nine months ended June 30, 1999, one customer accounted for 13% of revenues. In fiscal 1998 and 1997, entities affiliated with MCI/WorldCom accounted for 10% and 18% of our total revenue, respectively. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of our current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE RISKS ASSOCIATED WITH INTERNATIONAL LICENSING AND OPERATIONS

License, maintenance and service revenues outside of the United States accounted for 33%, 39% and 48% of our total revenues in the nine months ending June 30, 1999, and fiscal 1998 and 1997, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in future periods. Currency exchange fluctuations in countries in which we license our products or conducts operations historically have had, and in the future could continue to have, a material adverse effect on our business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. We intend to enter into additional international markets and to continue to expand our operations outside of the United States by expanding our direct sales force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect our ability to generate profits. To the extent that we are unable to establish additional foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results or financial condition could be materially adversely affected. We maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Our international operations and revenues involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that we will be able to sustain or increase revenues derived from international

                                 MICROMUSE INC.



licensing and service or that the foregoing factors will not have a material adverse effect on our future international license, service and other revenue, and, consequently, on our business, operating results or financial condition. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If our international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE NEED TO MANAGE NEW PRODUCTS, TRANSITIONS AND RAPID TECHNOLOGICAL CHANGE; WE DEPEND ON THIRD-PARTY SOFTWARE PLATFORMS

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. Historically, we have used our close working relationship with large customers to define our product development direction. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In particular, the widespread adoption of the Telecommunications Management Network ("TMN") architecture for managing telecommunications networks would force us to adapt our products to such standard, and there can be no assurance that this could be done on a timely or cost-effective basis, if at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer licensing of our existing products. Any such deferment of purchases could have a material adverse effect on our business, operating results or financial condition.

Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun, IBM, HP, Cabletron and Cisco and by vendors of relational database software, particularly Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"), could materially adversely impact our business, operating results or financial condition. For example, we are currently modifying certain of our products to operate with the Microsoft Windows NT operating system. The failure of our products to operate effectively across the various existing and evolving versions of

                                 MICROMUSE INC.



hardware and software platforms and database environments employed by customers could have a material adverse effect on our business, operating results or financial condition.

WE RELY UPON PROPRIETARY TECHNOLOGY; WE RISK THIRD-PARTY CLAIMS OF INFRINGEMENT

Our success and ability to compete is dependent in significant part upon our proprietary software technology. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected.

WE HAVE RISKS ASSOCIATED WITH THIRD-PARTY LICENSES

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on our business, operating results and financial condition.

YEAR 2000 AND EURO CONVERSION ISSUES COULD IMPAIR OUR BUSINESS

A significant amount of the demand that we have experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the Year 2000. Once such customers have completed their preparations, we may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

Although we have designed and tested our products to be Year 2000 compliant, there can be no assurance that our current products do not contain undetected errors or defects associated with Year

                                 MICROMUSE INC.



2000 date functions that may result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant. We are currently evaluating Year 2000-related risks and corrective actions in connection with such third-party applications and local operating systems.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent we may be affected by it. In addition, in our standard license agreements, we provide certain warrants to licensees that our software routines and programs are Year 2000 compliant. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources even if ultimately decided in our favor. With respect to our internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), we are currently evaluating the adoption of standard industry practices, as published by the British Standards Institute, in preparing for the Year 2000 date change. Our Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. We are currently conducting (i) a review of our vendors and service providers to evaluate Year 2000 readiness and (ii) ongoing risk analysis. We expect to substantially complete Year 2000 readiness preparations at the end of the third quarter of calendar 1999 with respect to our core business, software and hardware systems. In each case, we expect to continue extensive testing through calendar 1999. We do not expect the total costs associated with preparing our internal systems for the Year 2000 to exceed $100,000. Although we do not currently believe that we will experience material disruptions in our business associated with preparing our internal systems for the Year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third-party software, third-party hardware that contains embedded software and our own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems,
(ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). We are in the process of conducting our contingency planning for high-risk areas at this time and commenced contingency planning for medium to low-risk areas in January 1999. We expect our contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Various European countries introduced a single currency (known as the Euro) in January 1999. We are currently in the process of conducting a review of our internal information systems to identify systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate our recent growth, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

                                 MICROMUSE INC.



OUR STOCK PRICE IS VOLATILE

The market price of our Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources that could have a material adverse effect upon our business, operating results or financial condition.

GENERAL ECONOMIC AND MARKET CONDITIONS MAY IMPAIR OUR BUSINESS

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we target certain vertical markets. Therefore, any economic downturns in general or in the targeted vertical segments in particular would have a material adverse effect on our business, operating results and financial condition.

ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION; BYLAWS AND DELAWARE LAW

Certain provisions of our Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving us. Our authorized but unissued capital stock includes 5.0 million shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, we may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to us, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. In addition, the Restated Certificate of Incorporation provides that the Board of Directors is divided into two classes of directors with each class serving a staggered two-year term. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the Board members. Any of the foregoing could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of us.

                                 MICROMUSE INC.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 1999, no hedging contracts were outstanding.

We currently do not use financial instruments to hedge local currency denominated operating expenses in the U.K. Instead, we believe that a natural hedge exists, in that local currency revenues will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

FIXED INCOME INVESTMENTS

Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.5%. We do not expect any material loss with respect to our investment portfolio.

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

        (a) Exhibits

Exhibit
Number         Description
------         -----------
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


        (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                 MICROMUSE INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 1999.



                                        MICROMUSE INC.
                                        (Registrant)



                                        By: /s/ STEPHEN A. ALLOTT
                                            ------------------------------------
                                            Stephen A. Allott

                                            Director, President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and
                                            Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
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