Form 10-K
period 1999-09-30
MICROMUSE INC
filed 1999-12-28
CIK 1036425

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended September 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on November 30, 1999 was approximately $1.8 billion. As of November 30, 1999, there were 16,305,242 shares of Registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 1999 annual meeting of stockholders scheduled to be held on January 26, 2000, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                           9
Item 3.   Legal Proceedings                                                    9
Item 4.   Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters                                                           10
Item 6.   Selected Financial Data                                             11
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             12
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
            Derivatives and Financial Instruments                             26
Item 8.   Financial Statements and Supplementary Data                         27
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosures                                             42

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  42
Item 11.  Executive Compensation                                              43
Item 12.  Security Ownership of Certain Beneficial Owners and Management      43
Item 13.  Certain Relationships and Related Transactions                      43

                                     PART IV

Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K     43

Signatures                                                                    44

                                     PART I

This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, the Company's ability to manage its growth, risks associated with competition and risks identified in the Company's Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading "Risk Factors."

Item 1. Business

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault and Service-Level Management ("SLM") -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. Our Netcool(R) product suite collects, normalizes and consolidates high volumes of event information from heterogeneous network management environments into an active database that de-duplicates and correlates the resulting data in real-time, and then rapidly distributes graphical views of the information to operators and administrators responsible for monitoring service levels. Netcool's unique architecture allows for the rapid, programmerless association of devices and specific attributes of those devices to the business services they impact. This readily enables administrators to create and modify their service views during systems operations to monitor particular business services, rapidly identify which users are affected by which network faults, pinpoint sources of network problems, automate operator responses, facilitate problem resolution and report on the results. We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. We have distribution agreements with Cisco Systems, CTC (Itochu), Datacraft, Ericsson Data Services, Lucent Technologies, N.E.T., Unisphere (Siemens), and Vanstar. As of September 30, 1999, we had over 440 customers operating in and serving a variety of industries. Customers include AirTouch, America Online, AT&T, BT, Cable & Wireless, Cellular One, Charles Schwab, Deutsche Telekom, GEIS, GTE, ICG Communications, ITC^DeltaCom, JC Penney, MCI Worldcom, MindSpring Enterprises and a number of financial investment concerns.

Products and Technology

Micromuse provides a suite of software products that enable fault and SLM. Our Netcool fault and SLM solution includes Netcool/OMNIbus and its components for event management: Netcool/Reporter for service-level reporting; Netcool/Internet Service Monitors for the proactive management of internet services; Netcool/FireWall-1 for real-time security; Netcool/Fusion for cross-platform fault isolation and to maintain the availability of mainframe-based services and business processes; Netcool/NTSM for maintaining the availability of Microsoft Windows NT(R) -based resources; Netcool/Impact for impact analysis and to facilitate policy-based management and associated related technical services. Netcool/OMNIbus for collection, consolidation, de-duplication and correlation of information from a wide range of network management platforms and devices and then presents user-configurable views of subsets of network data. Netcool/Reporter uses this data to provide real-time and historical reporting. Netcool/Internet Service Monitors collect response and availability data from several frequently implemented Internet/Intranet services and forward this information to Netcool/OMNIbus for integration with other service data. Since customers can quickly associate each network element (a network device, computing system or application) with a particular service, Netcool products enable companies to efficiently set up, monitor, manage and report on Service Level Agreements ("SLA").

Netcool/OMNIbus

Netcool/OMNIbus is based on a three-tier, client/server architecture and is a core application of the product suite. Netcool/OMNIbus consists of four components: Netcool/OMNIbus Probes, the Netcool/ OMNIbus ObjectServer, Netcool/OMNIbus Desktops, and Netcool/OMNIbus Gateways. Probes collect event information from existing network management systems, as well as event messages from network devices, computing systems, applications or legacy systems. The Probes then normalize and feed this event data into the ObjectServer, an object-oriented, memory-resident active database. At the ObjectServer, the event data is de-duplicated, correlated and associated with other event data. By manipulating the data in the ObjectServer through the Desktops, users can design customized views of event data to monitor segments of the network or services that span the entire network. Gateways permit data to be shared between multiple ObjectServers for load balancing or fail-over facilities, exported to common relational database management systems (Oracle or Sybase) for historical service level views, or integrated with other applications such as Remedy's helpdesk application.

Probes

Probes are the first tier of Netcool's three-tier architecture. Probes are primarily passive software interfaces that collect network event data (including messaged network data such as faults, alerts, and traps) from elements on the network or from domain-based network management systems. These Probes can collect information presented from either management platforms and devices (e.g., HP OpenView, Cabletron SPECTRUM, Cisco StrataView Plus, and Newbridge 46020) and standard protocols such as screen oriented ASCII character streams, application log files (e.g., syslog) TL1, SMNP, or any other method of management information provision. They recognize Management Information Base ("MIB") information from switches and routers from leading vendors, including Nortel, Cabletron, Cisco, 3Com and N.E.T. Probes use rules and lookup tables to categorize and add information to events. As a result, network data collected by the Probes is normalized into a common alert format and then passed to the ObjectServer.

ObjectServer

The ObjectServer, which is the second tier of Netcool's three-tier architecture, is a real-time, object-oriented, memory-resident, active database which stores and manages the collected network events. The ObjectServer consolidates, associates and de-duplicates normalized data from the Probes, converting events, such as faults and alarms, into event objects that can be easily manipulated to create associations and filters. The active components of the ObjectServer include its de-duplication capability and its ability to correlate event objects with other event objects, make decisions on information, automate operator responses and facilitate problem resolution. The ObjectServer, which has been designed and optimized for handling large volumes of events messages, can process hundreds of alarms per second and can collect data from multiple Probes concurrently. The ObjectServer architecture also permits multiple authenticated users to view all the events throughout the enterprise. In addition, since one network fault can impact several locations in a distributed environment and can therefore trigger multiple events, the ObjectServer is designed to automatically de-duplicate repeated events so that network operators can easily identify the root cause. We believe that the ObjectServer architecture provides us with a competitive advantage in both the speed with which it collects network events and the ability to associate event information with the services it manages.

Desktops

The Desktop, the third tier in Netcool's three-tier architecture, is an integrated suite of software tools designed for use by operators and administrators to create filters, customize views of network event data, monitor several services simultaneously, and automatically resolve service problems. Network operators can quickly build filters by responding to simple onscreen queries about user preferences. They can also associate events with services through the use of simple "drag-and-drop" technology that automatically creates the Boolean logic and SQL required to retrieve the data from the ObjectServer. In this way, non-programmers can manipulate the data in the ObjectServer to custom-design views of event data. In addition, each operator can use Desktops to resolve element problems directly or automate responses to common network problems when critical thresholds are reached.

Operators can use Desktops to monitor services through EventLists, the EventList Console or ObjectiveView. The EventList presents a configurable spreadsheet-like view of the de-duplicated faults and acts as the primary interface through which operators access problem resolution tools. The EventList Console depicts a concise view of the EventLists for several services while the ObjectiveView provides a graphical view of the network or services that depend upon it. Administrators can use Desktops to configure the ObjectServer and the operator's desktop environments. Desktops run on multiple computing platforms, including UNIX/ Motif, Microsoft Windows NT, or Web browsers via Java applications.

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

Netcool/Internet Service Monitors

Netcool/Internet Service Monitors are software applications that collect and analyze real-time response and availability data about internet services including HTTP (Web servers), FTP (file transfer), SMTP and POP3 (e-mail), NNTP
(news), DNS (directory services), and RADIUS (dial-in security and accounting). Netcool/Internet Service Monitors collect response and availability data, compare it with user-defined threshold levels, and then forward fault information to Netcool/ OMNIbus when thresholds are exceeded. The resulting information can be combined with other network fault data to provide companies with detailed information about services that incorporate Internet-based elements. Netcool/Internet Service Monitors can be configured through the World Wide Web through an HTML interface and are designed to integrate easily with networks managed by Netcool/OMNIbus.

Netcool/FireWall-1

The Netcool/FireWall-1 Probe is a real-time security application designed to help managers in secure operations centers resolve network-related events before they disrupt business services or cause a security breach. By monitoring operations, Netcool/FireWall-1 adds an extra layer of security to the NOC. In addition, it supports existing enterprise-wide security management policies.

The Netcool/FireWall-1 Probe collects security information from Check Point Software's FireWall-1 platform and integrates it with Netcool ObjectServer data from other sources, providing a complete end-to-end view of enterprise events. It lets security operations personnel view all security events together in precise service-specific views. Netcool/FireWall-1 generates events when security policy is changed on any firewall, if a new firewall is added, or if a firewall is stopped or started.

Netcool/Fusion

Netcool/Fusion bridges the SLM gap between IBM mainframe environments and the global Network Operations Center ("NOC"). It provides NOC operators with a window into the mainframe's systems management, enabling them to perform cross-platform fault isolation and maintain the availability of mainframe-based services and business processes.

Micromuse designed Netcool/Fusion to streamline operations and reduce costs by consolidating multiple, disparate event streams. Typically, IBM mainframe-type alerts (from VTAM sessions, MVS subsystems, etc.) are consolidated with messages other network-based services such as IP/SNMP traps, UNIX syslog messages, NT events, and other sources.

Netcool/NTSM

The Netcool/NTSMs suite is designed to maintain the availability of Microsoft Windows NT(R) -based resources. NT management architectures are typically resource consumptive, difficult to deploy, and expensive, making resource management difficult especially in organizations with large, distributed networks.

Netcool/NTSMs collect NT events from the NOC in real-time. Specifically, Netcool/NTSMs capture performance, availability, status, log, and security data from NT applications and resources.

Netcool/Impact

Netcool/Impact is a new application that leverages the power of the Netcool ObjectServer. It is designed to help Netcool EventList operators answer three fundamental questions when faced with a critical event:

      1) WHAT specific business processes, applications, and people are affected? (Impact Analysis)
      2) HOW do I prioritize work to handle the most critical tasks first? (Response and Prioritization)
      3) WHO is responsible at this moment in time for this problem and what policy do they follow to fix it as rapidly as possible? (Policy-Based Fault Management)

Netcool/Impact provides impact analysis and facilitates policy-based management of real-time events and operator-initiated queries by leveraging data from different data sources and using it to define and enforce policies.

Sales and Marketing

We market our software and services primarily through our direct sales organization with offices in San Francisco; Dallas; New York; Washington, D.C.; London; Paris; Vienna, Austria; Frankfurt; and Sydney. Additionally, we have a growing channel consisting of OEMs, value-added resellers and systems integrators.

Typically, the sales process will include an initial sales presentation, a product demonstration; at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes three to six months. Companies often purchase Netcool products to manage their internal data network initially and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who generally purchase additional software as their networks expand, or as additional sites within a customer learn of the services provided by, and the benefits of, Netcool.

We have a number of marketing programs designed to inform potential customers about the capabilities and benefits of our products. Our marketing efforts include technical leadership, participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals and advertising.

Although we increased the size of our sales organization during the year ended September 30, 1999, we experienced difficulty in recruiting a sufficient number of qualified sales people during that period. If we are to achieve significant revenue growth in the future, we must both train successfully the members of our existing sales force and recruit additional sales personnel. Competition for such persons is intense, and there can be no assurance that we will be able to either retain and adequately train our current sales force or attract qualified sales personnel in the future. During the last fiscal year, we promoted Mike Donahue to Senior Vice President, Sales and Business Operations, who is expected to be heavily involved, among other things, in the recruitment of additional sales personnel. Consequently, we are expected to have additional management capacity to assist in the recruitment of additional sales personnel. If we are unable to hire such people on a timely basis, our business, operating results or financial condition could be adversely affected. See "Risk Factors -- We Need to Expand and Improve the Productivity of Our Sales Force, Technical Services and Customer Support Organization."

To achieve significant growth in revenues in the future we must continue to improve the performance of our network of distribution partners. Our network of distribution partners currently includes VARs, systems integrators and OEM partners, including Cisco, CTC (Itochu), Datacraft, Ericsson Data Services, Lucent Technologies, N.E.T., Unisphere (Siemens) and Vanstar Corporation. Such partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of the our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain VARs, systems integrators and OEMs or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See "Risk Factors -- We Need to Expand Our Distribution Channels; We Depend on Third-Party Relationships."

Because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software outside of the United States (i.e., "international sales") have historically comprised a significant portion of our total revenue. International sales accounted for 29%, 39% and 48% of total revenues in fiscal 1999, 1998 and 1997, respectively. We believe that a majority of these international sales were made to customers in the United Kingdom and Europe. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See "Risk Factors -- We have Risks Associated With International Licensing and Operations."

Technical Services

Our technical services organization provides customers with a full range of support services including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support. In addition, the technical services organization serves a variety of internal functions, including drafting support and training documentation, product management, product testing, research and development related to specific customer industries. We believe that superior technical services and support are critical to customer satisfaction and the development of customer relationships.

Our recent growth and the expansion of the customer base of Netcool have increased the demands on our technical services organization. Competition for qualified technical personnel is intense. There can be no assurance that the current resources in our technical services organization will be sufficient to manage any future growth in our business. The failure to expand our technical services organization at least commensurate with the expansion in the installed base of Netcool products would have a material adverse effect on our business, operating results and financial condition. See "Risk Factors -- We Need to Expand and Improve the Productivity of Our Sales Force, Technical Services and Customer Support Organization" and "-- We Depend on Key Personnel."

Customer Support

The customer support organization is responsible for providing ongoing technical support for our customers after implementation of the product and for training the next generation of our software engineers and technical services personnel. Based on feedback by customers, we believe that the quality and responsiveness of our customer support organization provides it with a significant competitive advantage.

For an annual fee, a customer will receive toll-free telephone and email support, as well as new releases of our products. We offer two support packages to our customers: 8 hours a day, 5 days a week support or 24 hours a day, 7 days a week support. While support personnel generally answer the technical support calls and resolve most problems over the phone, we will deploy any one of our technical support personnel in the event that an on-site visit is necessary.

Research and Development

We believe that our future success depends in large part on our ability to continue to enhance existing products and develop new products that maintain technological and operational competitiveness and leadership and deliver rapid ROI to our customers. We have historically developed and expect to continue to develop our products in conjunction with our existing and potential customers. Extensive product development input is obtained through customers, through our monitoring of end-user needs and changes in the marketplace and through partnerships with leading research institutes such as Cambridge University Centre for Communication Systems Research.

Our research and development organization is composed of two related engineering groups. The core technology group is responsible for the enhancement of Netcool/OMNIbus, including our real-time technologies and the exploration of new directions and applications of our core ObjectServer, Probe, Gateway and Desktop technologies. The application development group is responsible for designing and developing off-the-shelf products that leverage the technologies developed by the core technology group. While both groups work closely with customers, the application development group depends on customer contact and partnerships for the rapid development of new fault and SLM products. Both research and development groups work closely with our technical services organization and our marketing organization to incorporate customer feedback and market requirements into their product development agendas.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development for fiscal 1999, 1998 and 1997 were $9.5 million, $5.5 million and $2.0 million, respectively. Since we anticipate that we will continue to commit substantial resources to research and development in the future, product development expenses are expected to increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs.

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In particular, the widespread adoption of the Telecommunications Management Network ("TMN") architecture for managing telecommunications networks would force us to adapt our products to such standard, and there can be no assurance that this could be done on a timely or cost-effective basis, if at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. See "Risk Factors --We Need to Manage New Products, Transitions and Rapid Technological Change; We Depend on Third-Party Software Platforms." In addition, software products as complex ours may contain defects or failures when introduced or when new versions or enhancements are released. For example, the initial commercial release of Netcool/Reporter had features and performance characteristics that had limited market appeal. See "Risk Factors -- Product Defects Would Impair Our Business."

Competition

Our products are designed for use in the evolving SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and Cabletron Systems, Inc. ("Cabletron"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA"), Compaq TeMIP and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc. ("OSI"). In the future, as we enter new markets, we expect that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

Some of our existing and potential customers and distributors continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Sometimes these customers internally design and develop their own software solutions for their particular needs and therefore may be reluctant to purchase products offered by independent vendors such as ours. As a result, we must continuously educate existing and prospective customers as to the advantages of our products versus internally developed network operations support and management applications.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is dependent in significant part upon our proprietary software technology. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights and, in the future, patents.. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in our product shipments until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on our business, operating results and financial condition. See "Risk Factors -- We Rely Upon Proprietary Technology; We Risk Third-Party Claims of Infringement."

Employees

As of September 30, 1999, we had 321 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

We believe that our future success will depend in large part on our ability to attract and retain highly-skilled managerial, sales, technical services, customer support and product development personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could materially adversely affect on our business, operating results or financial condition. See "Risk Factors -- We Need to Manage Growth; We Need to Improve Our Infrastructure," "-- We Need to Expand and Improve Productivity of Our Sales Force, Technical Services and Customer Support Organization" and "-- We Depend on Key Personnel."

Item 2. Properties

Our headquarters are located in 11,235 square feet of office space in San Francisco, under a lease that expires in April 2002. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in New York City; Dallas; Washington D.C.; Paris; Vienna, Austria; Frankfurt and Sydney. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard. See Note 10 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market under the symbol "MUSE." The following table sets forth for the periods indicated the high and low closing prices of the common stock since the Company went public at $12.00 per share on February 13, 1999*:

                                1999                      1998
                       ----------------------    ----------------------
                          High         Low          High         Low
                       ----------  ----------    ----------  ----------
      September 30       $66.00      $44.50        $41.13      $13.75
      June 30             51.25       32.63         40.81       21.50
      March 31*           46.00       20.56         26.63       18.88
      December 31*        23.88        8.00

On November 30, 1999, the closing price of the common stock on the Nasdaq National Market was $114.38 per share. As of November 30, 1999, there were approximately 93 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 1999, 1998 and 1997 and do not expect to do so in the foreseeable future. We anticipates that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data

Consolidated Statements of Operations Data:
(In thousands, except per share amounts)

                                                                              Year ended September 30,
                                                              --------------------------------------------------------
Revenues:                                                       1999        1998        1997        1996        1995
                                                              --------------------------------------------------------
    License                                                   $ 43,692    $ 22,432    $  6,968    $  3,374    $  1,077
    Maintenance and services                                    14,378       5,829       2,324       1,141         369
                                                              --------------------------------------------------------
       Total revenues                                           58,070      28,261       9,292       4,515       1,446
Cost of revenues:
    License                                                      2,379       1,320         523         311         163
    Maintenance and services                                     7,465       3,491       1,042         384         102
                                                              --------------------------------------------------------
       Total cost of revenues                                    9,844       4,811       1,565         695         265
                                                              --------------------------------------------------------
          Gross profit                                          48,226      23,450       7,727       3,820       1,181

Operating expenses:
    Sales and marketing                                         27,420      15,710       8,970       1,768         728
    Research and development                                     9,453       5,535       2,042       1,582         708
    General and administrative                                   5,998       4,521       4,244         996         584
    Executive recruiting costs                                     720          --          --          --          --
                                                              --------------------------------------------------------
       Total operating expenses                                 43,591      25,766      15,256       4,346       2,020
                                                              --------------------------------------------------------
          Income (loss) from operations                          4,635      (2,316)     (7,529)       (526)       (839)

Other income (expense):
    Interest income                                               3480       1,840          64           8          --
    Interest expense                                              (341)       (312)     (1,268)       (212)       (106)
    Other                                                          952         100        (200)         25          --
                                                              --------------------------------------------------------
       Income (loss) before income taxes                         8,726        (688)     (8,933)       (705)       (945)

Income taxes                                                       840         150          --         100          --
                                                              --------------------------------------------------------
    Income (loss) from continuing operations                     7,886        (838)     (8,933)       (805)       (945)

Discontinued operations:
    Income (loss) from discontinued operations                      --          --        (104)        569         711
    Gain on disposition                                             --          --       1,161          --          --
                                                              --------------------------------------------------------
       Net income (loss)                                         7,886        (838)     (7,876)       (236)       (234)

Accretion on redeemable convertible preferred stock                 --      (1,334)       (755)         --          --
                                                              ========================================================
    Net income (loss) applicable to holders of common stock   $  7,886    $ (2,172)   $ (8,631)   $   (236)   $   (234)
                                                              ========================================================

Per share data:
    Basic net income (loss) from continuing operations
       applicable to holders of common stock                  $   0.50    $  (0.07)   $  (1.52)   $  (0.14)   $  (0.17)
    Diluted net income (loss) from continuing operations
       applicable to holders of common stock                  $   0.45    $  (0.07)   $  (1.52)   $  (0.14)   $  (0.17)
    Basic net income (loss) applicable to holders of common
       stock                                                  $   0.50    $  (0.18)   $  (1.35)   $  (0.04)   $  (0.04)
    Diluted net income (loss) applicable to holders of
       common stock                                           $   0.45    $  (0.18)   $  (1.35)   $  (0.04)   $  (0.04)

Weighted average shares used in computing:
    Basic net income (loss) per share from continuing
       operations applicable to holders of common stock         15,909      11,794       6,373       5,954       5,498
    Diluted net income (loss) per share from continuing
       operations applicable to holders of common stock         17,504      11,794       6,373       5,954       5,498
    Basic net income (loss) per share applicable to holders
       of common stock                                          15,909      11,794       6,373       5,954       5,498
    Diluted net income (loss) per share applicable to
       holders of common stock                                  17,504      11,794       6,373       5,954       5,498

Consolidated Balance Sheet Data:
(In thousands)

                                                               As of September 30,
                                              ------------------------------------------------------
                                                1999       1998       1997        1996        1995
                                              ------------------------------------------------------
     Cash and cash equivalents                $ 35,058   $ 22,798   $ 13,741    $    594    $     12
     Working capital (deficiency)               62,991     58,193     13,181        (847)       (383)
     Total assets                               90,605     80,644     22,740       9,107       5,767
     Redeemable convertible preferred stock         --         --     22,865          --          --
     Total stockholders' equity (deficit)       70,006     67,718     (7,234)       (222)       (203)

Quarterly Financial Data:
(In thousands, except per share amounts)

     1999:                                                        4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                                  --------------------------------------------------------
        Revenues                                                  $    19,196    $    15,422    $    12,624    $    10,828
        Gross profit                                                   15,903         12,847         10,465          9,011
        Income from operations                                          2,513          1,348            224            550
        Net income applicable to holders of common stock                2,142          2,377          2,048          1,319
        Diluted net income per share                              $      0.12    $      0.14    $      0.12    $      0.08

     1998:                                                        4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                                  --------------------------------------------------------
        Revenues                                                  $     9,644    $     7,593    $     6,195    $     4,829
        Gross profit                                                    8,139          6,478          5,081          3,752
        Income (loss) from operations                                     150           (357)          (756)        (1,353)
        Net income (loss) applicable to holders of common stock           900            161         (1,040)        (2,193)
        Diluted net income (loss) per share                       $      0.05    $      0.01    $     (0.10)   $     (0.35)

     1997:                                                        4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                                  --------------------------------------------------------
        Revenues                                                  $     3,671    $     2,684    $     1,711    $     1,226
        Gross profit                                                    3,079          2,226          1,423            999
        Loss from operations                                           (3,492)          (798)        (2,464)          (775)
        Net loss applicable to holders of common stock                 (3,249)        (1,528)        (2,985)          (869)
        Diluted net loss per share                                $     (0.50)   $     (0.23)   $     (0.49)   $     (0.13)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, our ability to manage our growth, risks associated with competition and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-K under the heading "Risk Factors."

Overview

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault and SLM. The Company was founded in 1989 in London, England, and initially operated a systems integration business, reselling computer hardware and software products and providing consulting services, principally for managing networks. Leveraging our expertise in network management, we developed our Netcool/OMNIbus software, which we began shipping in January 1995. In March 1997, the Company was reorganized in Delaware and relocated its headquarters from London to San Francisco. In connection with the reorganization, we raised $4.9 million through the sale of equity securities and arranged a $3.0 million credit facility. In September 1997, we raised an additional $15.9 million through the sale of equity securities and sold our systems integration business for approximately $400,000, net of fees. In order to further the growth of the Netcool business, we completed an initial public offering of common stock on February 12, 1998, raising approximately $34.2 million, net of fees and expenses. With the proceeds from the financings and the sale of the systems integration business, we expanded operations and substantially increased development, sales and administrative headcount for the Netcool business. On July 28, 1998, we completed a follow-on offering of common stock, raising approximately $22.9 million, net of fees and expenses. To accommodate recent growth, to compete effectively and manage future growth, if any, we will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our workforce.

Our consolidated financial statements have been restated to reflect the discontinuation of the operations associated with our systems integration business. In connection with such sale, the purchaser indemnified us for work-in-process under existing contracts, warranty claims under completed contracts and maintenance agreements, but we retained liability for completed contracts. See Note 2 of Notes to Consolidated Financial Statements for information concerning this restatement.

Other than those from discontinued operations, all of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool-related revenues will continue to account for all or substantially all of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our Netcool products and enhancements thereto.

As of September 30, 1999, we had licensed our Netcool products to more than 440 customers worldwide. We license our software through our direct sales force, OEMs and value-added resellers. License revenues from OEMs and resellers combined, which are recognized upon the shipment to the OEMs and value-added reseller, accounted for approximately 34%, 26% and 11% of our total license revenues for fiscal 1999, 1998 and 1997, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 1999, 1998 and 1997, license, maintenance and service revenues outside of the United States accounted for 29%, 39% and 48% of our total revenues, respectively. See Note 8 of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

Subsequent Event

On November 2, 1999, the Company entered into, and subsequently closed, an agreement to acquire Calvin Alexander Networking, Inc. ("CAN"), a privately-held company that develops leading-edge network auto-discovery technology. Under the terms of the acquisition agreement, Micromuse will issue approximately $42 million worth of its common stock to acquire CAN, based on the closing price on November 2, 1999. The transaction is to be accounted for under the purchase method of accounting and is to be treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees. A portion of the consideration for the transaction is subject to a one-year lock-up agreement and a one-year price guarantee.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

                                                                Year ended September 30,
                                                              ----------------------------
As a Percentage of Total Revenues:                             1999       1998       1997
                                                              ----------------------------
Revenues:
    License                                                     75.2%      79.4%      75.0%
    Maintenance and services                                    24.8%      20.6%      25.0%
                                                              ----------------------------
       Total revenues                                          100.0%     100.0%     100.0%
Cost of revenues:
    License                                                      4.1%       4.7%       5.6%
    Maintenance and services                                    12.9%      12.3%      11.2%
                                                              ----------------------------
       Total cost of revenues                                   17.0%      17.0%      16.8%
                                                              ----------------------------
          Gross profit                                          83.0%      83.0%      83.2%

Operating expenses:
    Sales and marketing                                         47.2%      55.6%      96.5%
    Research and development                                    16.3%      19.6%      22.0%
    General and administrative                                  10.3%      16.0%      45.7%
    Executive recruiting costs                                   1.2%        --         --
                                                              ----------------------------
       Total operating expenses                                 75.0%      91.2%     164.2%
                                                              ----------------------------
          Income (loss) from operations                          8.0%      (8.2)%    (81.0)%
Other income (expense):
    Interest income                                              6.0%       6.5%       0.7%
    Interest expense                                            (0.6)%     (1.1)%    (13.6)%
    Other                                                        1.6%       0.4%      (2.2)%
                                                              ----------------------------
       Income (loss) before income taxes                        15.0%      (2.4)%    (96.1)%

Income taxes                                                     1.4%       0.6%       0.0%
                                                              ----------------------------
    Income (loss) from continuing operations                    13.6%      (3.0)%    (96.1)%
Discontinued operations:
    Income (loss) from discontinued operations                   0.0%       0.0%      (1.1)%
    Gain on disposition                                          0.0%       0.0%      12.4%
                                                              ----------------------------
       Net income (loss)                                        13.6%      (3.0)%    (84.8)%

Accretion on redeemable convertible preferred stock              0.0%      (4.7)%     (8.1)%
                                                              ----------------------------
    Net income (loss) applicable to holders of common stock     13.6%      (7.7)%    (92.9)%
                                                              ============================

As a Percentage of Related Revenues:
Cost of license revenues                                         5.4%       5.9%       7.5%
Cost of maintenance and services revenues                       51.9%      59.9%      44.8%

Revenues

Our total revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided that the fee is fixed and determinable, the arrangement does not involve significant customization of the software and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. See Note 1 of Notes to Consolidated Financial Statements. We have recognized revenue, for all periods prior to and including September 30, 1997, in accordance with the American Institute of Certified

Public Accountants ("AICPA") Statement of Position ("SOP") No. 91-1 entitled Software Revenue Recognition. For the fiscal years ended September 30, 1999 and 1998, we have recognized revenue in accordance with AICPA SOP No. 97-2 entitled Software Revenue Recognition. There was no material change to our accounting for revenue as a result of the adoption of AICPA SOP No. 97-2.

Our total revenues increased to $58.1 million in fiscal 1999 from $28.3 million in fiscal 1998 and $9.3 million in fiscal 1997. License revenues increased to $43.7 million in fiscal 1999 from $22.4 million in fiscal 1998 and $7.0 million in fiscal 1997, primarily as a result of an increase in the number of product licenses sold and in average transaction size, reflecting the increased acceptance of Netcool/OMNIbus, the expansion of our sales organization and the growing sales of Netcool/Internet Service Monitors, Netcool/Impact and Netcool/Reporter . Maintenance and services revenues increased to $14.4 million in fiscal 1999 from $5.8 million in fiscal 1998 and $2.3 million in fiscal 1997, as a result of providing maintenance and services to a larger installed base in each successive year. The percentage of our total revenues attributable to software was 75%, 79% and 75% in fiscal 1999, 1998 and 1997, respectively. Maintenance and services revenues accounted for 25%, 21% and 25% in fiscal 1999, 1998 and 1997, respectively.

Revenues from U.S. operations were 71%, 61% and 45% of total revenues in fiscal 1999, 1998 and 1997, respectively, reflecting the expansion of our U.S. operations. International revenues include all revenues other than those from the United States. See Note 8 of Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, ISPs and investment banks. License revenues from telecommunications industry customers and ISPs combined accounted for 79%, 68% and 58% of our total license revenues in fiscal 1999, 1998 and 1997, respectively. License revenues from investment banks accounted for 7%, 12% and 15% of total license revenues in fiscal 1999, 1998 and 1997, respectively. No one customer accounted for more than 10% of total revenue in fiscal 1999.

Cost of Revenues

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues decreased as a percentage of license revenues to 5% in fiscal 1999 from 6% in fiscal 1998 and 8% in fiscal 1997, as a result of economies of scale.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 52% in fiscal 1999 from 60% in fiscal 1998, principally due to economies of scale. The increase from 1997 to 1998 was primarily due to increased personnel, facilities and travel costs associated with growth in the customer support and technical services organization. We expect that maintenance and services costs will continue to increase in dollar amounts in future periods as we continue to hire additional customer support and technical services personnel and expand our maintenance, consulting and training activities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses increased to $27.4 million in fiscal 1999 from $15.7 million in fiscal 1998 and $9.0 million in fiscal 1997. The increases in both fiscal 1999 and fiscal 1998 reflected the hiring of additional personnel in connection with the building of our sales force. Sales and marketing expenses represented 47%, 56% and 97% of total revenues in fiscal 1999, 1998 and 1997, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we continue to hire additional sales, technical services and marketing personnel, to increase marketing activities and to build our indirect sales channel.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses and costs of computer systems and software development tools. Research and development expenses increased to $9.5 million in fiscal 1999 from $5.5 million in fiscal 1998 and $2.0 million in fiscal 1997. The increase in research and development expenses in each year was primarily attributable to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. In addition to expanding our research and development facility in London, we established a research and development team focused on application development in our New York office in fiscal 1997. Research and development expenses represented 16%, 20% and 22% of total revenues in fiscal 1999, 1998 and 1997, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that our research and development costs will increase in absolute dollar amounts as we continue to enhance and extend our core technologies and product lines. To date, all research and development costs have been expensed as incurred. See
Note 1 of Notes to Consolidated Financial Statements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems and human resources, as well as professional fees. General and administrative expenses increased to $6.0 million in fiscal 1999 from $4.5 million in fiscal 1998 and $4.2 million in fiscal 1997. These increases in each year were primarily due to increased staffing, facilities costs and associated expenses necessary to manage and support our increased scale of operations and, in fiscal 1997, an additional increase was due to compensation expenses related to bonus shares issued. General and administrative expenses as a percentage of total revenues were 10%, 16% and 46% in fiscal 1999, 1998 and 1997, respectively. The decreases in general and administrative expenses as a percentage of total revenues in fiscal 1999 and 1998 were primarily attributable to the growth in total revenues and a reduction in professional fees related to the reorganization in fiscal 1997. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staff, add infrastructure and incur additional costs related to the growth of our business.

Executive Recruiting Costs

The executive recruiting costs include a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of our common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs.

Other Income (Expense)

Other income in fiscal 1999 includes the interest earned from the proceeds raised from the public offerings, foreign exchange gains and losses, and the insurance proceeds related to the death of the former Chairman and Chief Executive Officer. The interest earned in fiscal 1998 was partially offset by the imputed interest expense related to the fiscal 1997 issuance of a warrant to purchase 1.5 million shares of Series A preferred stock at a per share exercise price of $2.00 issued in connection with the provision of a line of credit to the Company. See Note 5 of Notes to Consolidated Financial Statements.

Income Taxes

The fiscal 1999 income tax provision reflects the utilization of prior years' net operating loss carryforwards. The fiscal 1998 income tax provision consisted primarily of state and local taxes.

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

Liquidity and Capital Resources

As of September 30, 1999, we had $35.1 million in cash and cash equivalents and $34.7 million in marketable securities. The net increase in cash and cash equivalents in fiscal 1999 was due primarily to net income of $7.9 million, the net proceeds from the maturity and purchase of investments, and the increase in accounts payable, accrued expenses and deferred revenues. These sources of cash and cash equivalents were partially offset by the purchase of treasury stock, capital expenditures, and the increase in accounts receivable and prepaid expenses and other current assets. The increase in accounts receivable, accounts payable and accrued expenses reflects the growth in the business while the increase in prepaid expense and other current assets includes a prepayment of technology license fees to a third-party software vendor, rental deposits and prepaid value added taxes.

The net increase in cash and cash equivalents in fiscal 1998 was due primarily to the proceeds from the issuance of common stock, the increase in deferred revenues and the repayment of a related-party loan. These increases were partially offset by the purchase of marketable securities, treasury stock, capital expenditures, and the net loss of $0.8 million. The increase in deferred revenues includes additional maintenance plans related to the growing installed base of customers. Net cash used in operating activities in fiscal 1997 was primarily attributable to a net loss of $7.9 million offset partially by the proceeds from the issuance of redeemable convertible preferred stock.

As of September 30, 1999, the Company's principal commitments consisted of obligations under operating leases. See Note 9 of Notes to Consolidated Financial Statements.

We believe that our current cash balances and the cash flows generated by operations, if any, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at anytime and would likely result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Year 2000 Compliance and Euro Conversion

We have designed and tested our products to be Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is largely completed but will be ongoing.

In our standard license agreements, we provide certain warranties to licensees that our software routines and programs are Year 2000 compliant. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such claims or litigation could result in substantial costs and diversion of our resources even if ultimately decided in our favor. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent we may be affected by it.

Based on work done to date and our best estimates, we have not incurred material costs and do not expect to incur future material costs in addressing the Year 2000 issue in our systems and products.

Our Year 2000 internal readiness program primarily covers: information technology-based office facilities, data and voice communications, building management and security systems, taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Although we do not currently believe that we will experience material disruptions in our business associated with preparing our internal systems for the Year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third-party software, third-party hardware that contains embedded software and our own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems,
(ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). Contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Various European countries introduced a single currency (known as the Euro) in January 1999. We have conducted a review of our internal information systems to identify the systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate our recent growth, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

                                  RISK FACTORS

In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business. The following factors, in addition to the other information contained in this Form 10-K, should be considered carefully in evaluating the Company and our prospects. This Form 10-K (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Form 10-K.

We have a Limited Operating History as a Software Company and are Uncertain of Future Operating Results

Although we began offering services for the network and systems integration market in 1989, we first shipped our internally developed software product, Netcool/OMNIbus, for the fault and SLM market in January 1995. Accordingly, we have only a limited operating history as a developer and provider of SLM software upon which an evaluation of our business and prospects can be based. Only recently has our software business been profitable. Our limited operating history and rapidly changing product development, installation, maintenance and market dynamics make the prediction of future results of operations difficult if not impossible. The Company's prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although we have achieved recent revenue growth, there can be no assurance that we can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. In addition, we have increased, and plan to increase further, our operating expenses in order to hire experienced senior managers, develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. To the extent that increases in such expenses are not subsequently followed by increased revenues, our business, operating results and financial condition would be materially adversely affected. In view of the rapidly evolving nature of our business and markets and our limited operating history in historic and newly evolving markets, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of September 30, 1999, we had an accumulated deficit of $3.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. There can be no assurance that the loss or deferral of one or more significant sales would not have a material adverse effect on our quarterly operating results. In addition, our business has experienced and may continue to experience significant seasonality. Historically, a disproportionate amount of our annual revenues have been generated by sales of our products during our fourth fiscal quarter. There can be no assurance that this trend will or will not continue.

Significant components of our quarterly operating results have fluctuated significantly at times in the past, and will likely fluctuate significantly at some times in the future, as a result of a number of factors, many of which are outside our control. These factors include changes in the demand for our software products and services; the size and timing of specific sales; the timing of new hires; the level of product and price competition that we encounter; changes in the mix of, and lack of demand from, distribution channels through which products are sold; the length of sales cycles; spending patterns and budgetary resources of our customers on network management software solutions; the success of our new customer generation activities; introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors; market acceptance of new products; our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; the mix of products and services sold; changes in our sales incentives; changes in the renewal rate of support agreements; the mix of international and domestic revenue; product life cycles; software defects and other product quality problems; our ability to attract, retain and motivate qualified personnel; changes in the mix of sales to new and existing customers; the extent of industry consolidation; expansion of our international operations; and general domestic and international economic and political conditions.

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

We Need to Manage Growth; We Need to Improve Our Infrastructure

We have recently experienced a period of rapid revenue and customer growth and a substantial expansion in the number of our personnel and in the scope and the geographic area of our operations. We have grown from 176 employees on September 30, 1998 to 321 employees on September 30, 1999 and currently plan to continue to recruit more staff. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and resources. Moreover, members of our management team, including, without limitation, the Chairman and Chief Executive Officer, President and Chief Financial Officer, Senior Vice President, Sales and Business Operations, Senior Vice President, General Counsel and Secretary and Senior Vice President, Human Resources have been in their current positions with the Company for a limited period of time. To accommodate recent growth, to compete effectively and manage future growth, if any, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our work force. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands will require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions such as the Vice President, Marketing. Further, we are will need to continue to develop a U.S.-based financial and accounting system. Our future success will depend to a significant extent on the recruitment and retention of these key personnel, the implementation and improvement of operational, financial and management systems and the ability of our current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that we will be able to execute on a timely and cost-effective basis all that is necessary to successfully manage any growth, and any failure to do so could have a material adverse effect on our business, operating results or financial condition.

We Need to Expand and Improve the Productivity of Our Sales Force, Technical Services and Customer Support Organization

To increase market penetration, we continue to hire additional sales personnel. Based on our experience, such personnel are in high demand, difficult to recruit and retain and it takes at least nine months, if not longer, for a salesperson to become fully productive. Although we increased the size of our sales organization during fiscal 1999, we experienced difficulty in recruiting a sufficient number of qualified sales people during the period. There can be no assurance that we will be successful in recruiting additional sales personnel or increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, financial condition or results of operations. As a result of the recent expansion of the installed base of Netcool/OMNIbus and the release of our Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/FireWall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, the demands on our technical services and customer support resources have grown rapidly. See "Product Defects Would Impair our Business." We believe that a high level of technical services, training and customer support is essential to maintaining our competitive position. We will be required to significantly expand our technical services and customer support organizations and similar third-party capabilities if we are to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense. There can be no assurance that our technical services and customer support resources will be sufficient to manage any future growth in our business, and any failure to expand our technical services and customer support organizations commensurate with any expansion of the installed base of the above products would have a material adverse effect on our business, operating results and financial condition.

We Need to Expand Our Distribution Channels; We Depend on Third-Party Relationships

A key element of our business strategy is to develop relationships with leading network equipment and telecommunications providers and to expand the third-party channel of distribution. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could adversely affect our ability to generate profits. Third-party distributors accounted for approximately 34%, 26% and 11% of our total revenues in fiscal 1999, 1998 and 1997, respectively. There can be no assurance that we will be able to attract additional distributors that will be able to market our products effectively. Many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and there can be no assurance that their sales and marketing efforts will not conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and SLM applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems ("Cisco"), Lucent Technologies ("Lucent") Unishpere (Siemens) and others, to cultivate additional distribution relationships and to cultivate alternative distribution relationships if distribution channels change. There can be no assurance that network equipment and telecommunications providers and distributors will not discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors or that we will be able to expand our distribution relationships beyond what currently exists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Operate in an Emerging Market; We Rely on Telecommunication Carriers and Other Service Providers; We are Uncertain of the Demand for Fault and SLM Products

The market for our products is in an early stage of development and is very dynamic. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of SLAs has increased the demand for fault and SLM software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. Failure of the SLM market to grow at anticipated rates or our failure to properly assess and address the demands from such market would have a material adverse effect on our business, operating results and financial condition. Telecommunications carriers, including ISPs, that deliver advanced communications services to their customers have accounted for approximately 79%, 68% and 58% of our total revenues in fiscal 1999, 1998 and 1997, respectively. In addition, these providers are the central focus of our sales strategy. There can be no assurance that telecommunications carriers and other service providers will be able to market their communications services successfully, that SLM will gain widespread market acceptance or that telecommunications carriers and other service providers will use our products in the deployment of their services. Delays in the introduction of advanced services, such as network management outsourcing, failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would have a material adverse effect on our business, operating results and financial condition. There can be no assurance we will be able to penetrate these markets further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our Markets are Extremely Competitive

Our products are designed for use in the evolving fault and SLM and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the fault and SLM and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and Cabletron Systems, Inc. ("Cabletron"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc. ("OSI"). As we enter new markets, we have seen that such markets have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition is likely to result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

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

Many of our current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Existing competitors could also increase their market share by bundling products having management functionality offered by our products with their current applications. Moreover, our current and potential competitors may increase their share of the fault and SLM market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by our products, which could render our products obsolete and unmarketable. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results or financial condition.

Product Defects Would Impair Our Business

Software products as internally complex as those identified in this Report frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite our extensive product testing, we have in the past released versions of Netcool/OMNIbus with defects and have discovered software errors in certain of our products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that limited market acceptance. A significant portion of our technical personnel resources were required to address these defects. We could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers, any of which could have a material adverse effect on our business, operating results or financial condition. See "We Need to Expand and Improve the Productivity of Sales Force, Technical Services and Customer Support Organization." Additionally, there can be no assurance that, despite our testing and that by current and potential customers, defects and errors will not be found in new versions or enhancements of our products after commencement of commercial shipments which could have a material adverse effect upon our business, operating results or financial condition. See "Year 2000 and Euro Conversion Issues Could Impair Our Business".

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

We have a Lengthy Sales Cycle

Our software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these and other factors, the sales cycle for our products are long, typically about three to nine months. As a result of the length of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on our business, operating results or financial condition and cause our operating results to vary significantly from quarter to quarter. See "We Have Experienced Variability of Quarterly Operating Results; Seasonality".

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

We Must Successfully Integrate Acquisitions

On November 2, 1999, we entered into an agreement to acquire Calvin Alexander Networking, Inc., a developer of network autodiscovery technology. Acquisitions of companies, products or technologies entail numerous risks, including: an inability to successfully assimilate acquired operations and products; diversion of management's attention; loss of key employees of acquired companies; substantial transaction costs; and substantial additional costs charged to operations as a result of the failure to consummate acquisitions. Some of the products we acquire may require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in dilutive issuances of our equity securities, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization expense. We cannot guarantee that our efforts to consummate or integrate acquisitions will be successful. If our efforts are not successful, our business, financial condition and results of operations could be seriously harmed.

We Rely on a Specific Product

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2000 and for the foreseeable future thereafter. Although we've introduced Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/FireWall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. There can be no assurance that Netcool/OMNIbus will continue to achieve market acceptance or that we will be successful in developing, introducing or marketing improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We Rely on Certain Customers

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. Although no one customer accounted for more than 10% of revenues in fiscal 1999, entities affiliated with MCI/WorldCom accounted for 10% and 18% of our total revenue in fiscal 1998 and 1997, respectively. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition could be materially adversely affected by the failure of anticipated orders from significant customers to materialize or by deferrals or cancellations of orders by significant customers. In addition, there can be no assurance that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, there can be no assurance that any of our current customers will generate significant revenues in future periods. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We have Risks Associated With International Licensing and Operations

License, maintenance and service revenues outside of the United States accounted for 29%, 39% and 48% of our total revenues in fiscal 1999, 1998 and 1997, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in future periods. Currency exchange fluctuations in countries in which we license our products or conducts operations historically have had, and in the future could continue to have, a material adverse effect on our business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. In such event, gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. We intend to enter into additional international markets and to continue to expand our operations outside of the United States by expanding our direct sales force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect our ability to generate profits. To the extent that we are unable to establish additional foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results or financial condition could be materially adversely affected. We maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Our international operations and revenues involve a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, an even lengthier sales cycle than with domestic customers, the impact of possible recessionary environments in economies outside the United States, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that we will be able to sustain or increase revenues derived from international licensing and service or that the foregoing factors will not have a material adverse effect on our future international license, service and other revenue, and, consequently, on our business, operating results or financial condition. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If our international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We Need to Manage New Products, Transitions and Rapid Technological Change; We Depend on Third-Party Software Platforms

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. Historically, we have used our close working relationship with large customers to define our product development direction. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In particular, the widespread adoption of the TMN architecture for managing telecommunications networks would force us to adapt our products to such standard, and there can be no assurance that this could be done on a timely or cost-effective basis, if at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer licensing of our existing products. Any such deferment of purchases could have a material adverse effect on our business, operating results or financial condition.

Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun, IBM, HP, Cabletron and Cisco and by vendors of relational database software, particularly Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"), could materially adversely impact our business, operating results or financial condition. For example, we are modifying certain of our products to operate with the Linux operating system. The failure of our products to operate effectively across the various existing and evolving versions of hardware and software platforms and database environments employed by customers could have a material adverse effect on our business, operating results or financial condition.

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

Year 2000 and Euro Conversion Issues Could Impair Our Business

We have designed and tested our products to be Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. As a result, if such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is largely completed but will be ongoing.

In our standard license agreements, we provide certain warranties to licensees that our software routines and programs are Year 2000 compliant. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such claims or litigation could result in substantial costs and diversion of our resources even if ultimately decided in our favor. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent we may be affected by it.

Based on work done to date and our best estimates, we have not incurred material costs and do not expect to incur future material costs in addressing the Year 2000 issue in our systems and products.

Our Year 2000 internal readiness program primarily covers: information technology-based office facilities, data and voice communications, building management and security systems, taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Although we do not currently believe that we will experience material disruptions in our business associated with preparing our internal systems for the Year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third-party software, third-party hardware that contains embedded software and our own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems,
(ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). Contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Various European countries introduced a single currency (known as the Euro) in January 1999. We have conducted a review of our internal information systems to identify the systems that could be affected by such Year 2000 and Euro conversion requirements. Further, to accommodate our recent growth, we will be required to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls on a timely basis. In particular, we will be required to improve our accounting and financial reporting systems, which currently require substantial management effort and will be required to implement a U.S.-based financial and accounting system.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk Derivatives and Financial Instruments

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 1999, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.5%. We do not expect any material loss with respect to our investment portfolio.

Item 8. Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                     ASSETS
                                                                            As of September 30,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
Current assets:
     Cash and cash equivalents                                             $ 35,058    $ 22,798
     Short-term investments                                                  34,689      40,452
     Accounts receivable                                                      9,613       6,495
     Prepaid expenses and other current assets                                3,871       1,374
     Deferred income taxes                                                      359          --
                                                                           --------    --------
         Total current assets                                                83,590      71,119
     Property and equipment, net                                              5,984       2,968
     Long-term investments                                                       --       6,557
     Deferred income taxes                                                    1,031          --
                                                                           --------    --------
                                                                           $ 90,605    $ 80,644
                                                                           ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  4,210    $  2,073
     Accrued expenses                                                         4,798       3,327
     Income taxes payable                                                     1,919          --
     Deferred revenue                                                         9,672       7,526
                                                                           --------    --------
         Total current liabilities                                           20,599      12,926

Commitments and contingencies

Stockholders' equity:
     Preferred stock; $0.01 par value; 5,000 shares authorized;
         no shares issued and outstanding                                        --          --
     Common stock; $0.01 par value; 60,000 shares authorized; 16,163 and
         16,049 shares outstanding as of September 30, 1999
         and 1998, respectively                                                 162         160
     Additional paid-in capital                                              73,747      79,159
     Deferred compensation                                                     (103)       (159)
     Accumulated other comprehensive losses                                    (286)        (42)
     Accumulated deficit                                                     (3,514)    (11,400)
                                                                           --------    --------
         Total stockholders' equity                                          70,006      67,718
                                                                           --------    --------
                                                                           $ 90,605    $ 80,644
                                                                           ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           Year ended September 30,
                                                                       --------------------------------
Revenues:                                                                1999        1998        1997
                                                                       --------------------------------
    License                                                            $ 43,692    $ 22,432    $  6,968
    Maintenance and services                                             14,378       5,829       2,324
                                                                       --------------------------------
       Total revenues                                                    58,070      28,261       9,292
Cost of revenues:
    License                                                               2,379       1,320         523
    Maintenance and services                                              7,465       3,491       1,042
                                                                       --------------------------------
       Total cost of revenues                                             9,844       4,811       1,565
                                                                       --------------------------------
          Gross profit                                                   23,450       7,727      48,226
Operating expenses:
    Sales and marketing                                                  27,420      15,710       8,970
    Research and development                                              9,453       5,535       2,042
    General and administrative                                            5,998       4,521       4,244
    Executive recruiting costs                                              720          --          --
                                                                       --------------------------------
       Total operating expenses                                          43,591      25,766      15,256
                                                                       --------------------------------
          Income (loss) from operations                                  (2,316)     (7,529)      4,635
Other income (expense):
    Interest income                                                        3480       1,840          64
    Interest expense                                                       (341)       (312)     (1,268)
    Other                                                                   952         100        (200)
                                                                       --------------------------------
       Income (loss) before income taxes                                   (688)     (8,933)      8,726
Income taxes                                                                840         150          --
                                                                       --------------------------------
    Income (loss) from continuing operations                               (838)     (8,933)      7,886
Discontinued operations:
    Income (loss) from discontinued operations                               --          --        (104)
    Gain on disposition                                                      --          --       1,161
                                                                       --------------------------------
       Net income (loss)                                                   (838)     (7,876)      7,886
Accretion on redeemable convertible preferred stock                          --      (1,334)       (755)
                                                                       --------------------------------
    Net income (loss) applicable to holders of common stock            $  7,886    $ (2,172)   $ (8,631)
                                                                       ================================

Per share data:
    Basic net income (loss) from continuing operations applicable to
       holders of common stock                                         $   0.50    $  (0.07)   $  (1.52)
    Diluted net income (loss) from continuing operations applicable
       to holders of common stock                                      $   0.45    $  (0.07)   $  (1.52)
    Basic net income (loss) applicable to holders of common stock      $   0.50    $  (0.18)   $  (1.35)
    Diluted net income (loss) applicable to holders of common stock    $   0.45    $  (0.18)   $  (1.35)

Weighted average shares used in computing:
    Basic net income (loss) per share from continuing operations
       applicable to holders of common stock                             15,909      11,794       6,373
    Diluted net income (loss) per share from continuing operations
       applicable to holders of common stock                             17,504      11,794       6,373
    Basic net income (loss) per share applicable to holders of
       common stock                                                      15,909      11,794       6,373
    Diluted net income (loss) per share applicable to holders of
       common stock                                                      17,504      11,794       6,373

          See Accompanying Notes to Consolidated Financial Statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                                                          Total
                                 Common stock   Additional    Treasury stock     Deferred     Cumulative              stockholders'
                              -----------------   paid-in  -------------------     stock     translation  Accumulated    equity
                                Shares   Amount   capital    Shares     Amount  Compensation  adjustment    deficit     (deficit)
                              -----------------------------------------------------------------------------------------------------
Balance as of September 30,
  1996                           6,100  $    61  $    264        --   $     --    $     --     $     50    $   (597)    $   (222)
Bonus shares issued                450        5     1,138        --         --          --           --          --        1,143
Stock options exercised             36       --       130        --         --          --           --          --          130
Compensation expense
  related to stock transfer         --       --       210        --         --          --           --          --          210
Treasury stock purchased            --       --        --      (120)      (300)         --           --          --         (300)
Issuance of common stock           120        1       419        --         --          --           --          --          420
Deferred compensation
  related to grants of stock
  options                           --       --       229        --         --        (229)          --          --           --
Amortization of deferred
  employee compensation             --       --        --        --         --          14           --          --           14
Foreign currency
  translation adjustment            --       --        --        --         --          --            2          --            2
Net loss                            --       --        --        --         --          --           --      (7,876)      (7,876)
Accretion on redeemable
  convertible preferred stock       --       --        --        --         --          --           --        (755)        (755)
                              -----------------------------------------------------------------------------------------------------
Balance as of September 30,      6,706       67     2,390      (120)      (300)       (215)          52      (9,228)      (7,234)
                                                                                                                            1997
Stock options exercised            120        1       261        --         --          --           --          --          262
Issuance of common stock
  under stock purchase plan         62        1       628        --         --          --           --          --          629
Issuance of common stock in
  public offerings, net of
  related costs                  3,332       33    51,739       898      5,300          --           --          --       57,072
Treasury stock purchased            --       --        --      (778)    (5,000)         --           --          --       (5,000)
Conversion of Series B and
  C preferred stock              4,488       45    22,566        --         --          --           --          --       22,611
Exercise of Series A
  warrants                       1,341       13     1,575        --         --          --           --          --        1,588
Amortization of deferred
  employee compensation             --       --        --        --         --          56           --          --           56
Foreign currency
  translation adjustment            --       --        --        --         --          --          (94)         --          (94)
Net loss                            --       --        --        --         --          --           --        (838)        (838)
Accretion on redeemable
  convertible preferred stock       --       --        --        --         --          --           --      (1,334)      (1,334)
                              -----------------------------------------------------------------------------------------------------
Balance as of September 30,
  1998                          16,049      160    79,159        --         --        (159)         (42)    (11,400)      67,718
Stock options exercised            111        1    (5,403)      378      7,215          --           --          --        1,813
Issuance of common  stock
  under stock purchase plan          3        1      (874)      122      2,325          --           --          --        1,452
Treasury stock purchased            --       --        --      (500)    (9,540)         --           --          --       (9,540)
Compensation expense
  related to issuance of a
  warrant                           --       --       462        --         --          --           --          --          462
Tax benefit related to the
  exercise of stock options         --       --       403        --         --          --           --          --          403
Amortization of deferred
  employee compensation             --       --        --        --         --          56           --          --           56
Foreign currency
  translation adjustment            --       --        --        --         --          --         (244)         --         (244)
Net income                          --       --        --        --         --          --           --       7,886        7,886
                              -----------------------------------------------------------------------------------------------------
Balance as of September 30,     16,163  $   162  $ 73,747        --   $     --    $   (103)    $   (286)   $ (3,514)    $ 70,006
                              =====================================================================================================

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year ended September 30,
                                                                              ------------------------------
                                                                                1999       1998       1997
                                                                              ------------------------------
Cash flows from operating activities:
   Net income (loss)                                                          $  7,886   $   (838)  $ (7,876)
   Adjustments  to reconcile  net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                              1,580      1,201        669
      Loss on disposal of assets                                                    --         --         51
      Debt issuance costs                                                           --         --      1,350
      Amortization of deferred compensation                                         56         56         14
      Compensation expense related to stock transfers                               --         --        330
      Compensation expense related to bonus shares issued                           --         --      1,143
      Compensation expense related to issuance of warrant                          462         --         --
      Tax benefit related to the exercise of stock options                         403         --         --
      Changes in operating assets and liabilities:
          Accounts receivable                                                   (3,118)    (2,034)     1,221
          Inventories                                                               --         --        399
          Prepaid expenses and other current assets                             (2,582)      (354)       315
          Related party loan                                                        85      1,068       (994)
          Deferred income taxes                                                 (1,390)        --         --
          Accounts payable                                                       2,137       (581)    (1,394)
          Accrued expenses                                                       1,471        194      2,162
          Income tax liability                                                   1,919         --         --
          Deferred revenues                                                      2,146      6,204        150
                                                                              ------------------------------
              Cash  provided by (used in) operating activities                  11,055      4,916     (2,460)
Cash flows from investing activities:
   Capital expenditures                                                         (4,596)    (1,719)    (2,147)
   Purchase of investments                                                     (58,552)   (57,831)        --
   Proceeds from the maturity of investments                                    70,872     10,822         --
                                                                              ------------------------------
                 Cash provided by (used in) investing activities                 7,724    (48,728)    (2,147)
Cash flows from financing activities:
   Bank overdraft                                                                   --         --     (1,351)
   Proceeds from short-term notes                                                   --         --      2,500
   Payment of short-term notes                                                      --         --     (3,775)
   Payment of long-term notes                                                       --         --       (268)
   Payment of capital lease obligations                                             --         --       (244)
   Proceeds from issuance of common stock, net                                   3,265     57,963        430
   Purchase of treasury stock                                                   (9,540)    (5,000)      (300)
   Proceeds from issuance of redeemable convertible preferred stock                 --         --     20,760
                                                                              ------------------------------
              Cash provided by (used in) financing activities                   (6,275)    52,963     17,752
Effects of exchange rate changes on cash and cash equivalents                     (244)       (94)         2
                                                                              ------------------------------
Net increase in cash and cash equivalents                                       12,260      9,057     13,147
Cash and cash equivalents at beginning of year                                  22,798     13,741        594
                                                                              ------------------------------
Cash and cash equivalents at end of year                                      $ 35,058   $ 22,798   $ 13,741
                                                                              ==============================
Supplemental disclosures of cash flow information:
   Cash paid during the year-- interest                                       $     51   $     36   $    154
   Noncash financing activities:
      Accretion of redeemable convertible preferred stock                     $     --   $  1,334   $    755
      Exercise of warrants to purchase redeemable convertible Series A
          preferred stock for common stock                                    $     --   $  1,588   $     --
      Conversion of redeemable convertible Series B and C preferred stock to
          common stock                                                        $     --   $ 22,611   $     --

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Micromuse Inc. and its subsidiaries (the "Company") develops, markets and supports a family of scaleable, highly configurable, rapidly deployable software solutions for the effective monitoring and management of multiple elements underlying an enterprise's information technology infrastructure. The Company maintains its U.S. headquarters in California and its European headquarters in London, England.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. At September 30, 1999, the Company had investments in excess of insured amounts of approximately $34.0 million. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable approximates their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 1999, the Company had invested $18.3 million in cash and money market funds, $13.6 million in debt securities issued by U.S. government corporations and agencies and $37.8 million in equity securities. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, typically three years for equipment and furniture. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the lease term.

Revenue Recognition

License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided that the fee is fixed and determinable, the arrangement does not involve significant customization of the software and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all element arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. SOP 97-2 was adopted effective October 1, 1997. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 97-2.

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the years ended September 30, 1998 and 1997 were approximately 4.5 million shares of redeemable convertible preferred stock and options to acquire
1.5 million and 1.3 million shares of common stock, respectively, with a weighted-average exercise price of $4.78 and $2.38 per share, respectively, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts for fiscal 1999 follows:

                                                      Year ended September 30,
                                                    ---------------------------
                                                       1999      1998      1997
                                                    ---------------------------
Numerator for basic and diluted net income (loss)
     applicable to holders of common stock          $ 7,886  $ (2,172)  $(8,631)
                                                    ===========================
Denominator for basic net income (loss) per
     share - weighted-average shares outstanding     15,909    11,794     6,373
Dilutive effect of:
    Common stock options                              1,568        --        --
    Warrant                                              27        --        --
                                                    ---------------------------
Denominator for diluted net income (loss) per share  17,504    11,794     6,373
                                                    ===========================

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

Recent Accounting Pronouncements

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This SOP applies to software that is acquired or developed solely for an entity's internal use and requires the capitalization of qualifying costs in software application development activities, which include design, coding, installation hardware and testing. Capitalization of qualifying costs incurred in development stage activities begins when the entity has committed to fund a particular internal computer software project and the entity considers it probable that the committed software will be used to perform the intended function, provided that the entity has completed the preliminary project stage activities. Preliminary project stage activities include the conceptual formulation and evaluation of alternatives and the determination of the existence of needed technology. Qualifying capitalizable computer software costs include the external direct costs of materials and services and the payroll related costs of employees who are directly involved with the internal project. All other costs related to the project are expensed as incurred.

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

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, Software Revenue Recognition, with Respect to Certain Arrangements ("SOP 98-9"), which requires the recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 by October 1, 1999 and does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

Note 2. Discontinued Operations

In July 1997, the Company adopted a formal plan to discontinue its Systems Integration division based in England. In September 1997, the Company sold the division for approximately $400,000 in cash, net of fees. The disposition of the division has been accounted for as a discontinued operation in accordance with APB Opinion No. 30 and prior period consolidated financial statements have been restated to reflect the discontinuation of the Systems Integration business. Revenues from discontinued operations were $15.7 million in fiscal 1997. The loss from discontinued operations of $104,000 in fiscal 1997 represents the operation's operating loss. The gain on disposal of discontinued operations of $1.2 million in fiscal 1997 represents the gain on disposal of the operation including net income from operations of $256,000 from the measurement date to the disposal date.

Note 3. Balance Sheet Components (in thousands):

                                                      As of September 30,
                                                     --------------------
      Property and equipment:                          1999        1998
                                                     --------------------

         Computer equipment                          $  6,413     $ 4,450
         Furniture and fixtures                         1,342       1,096
         Leasehold improvements                         1,507         138
         Other                                          1,212         350
                                                     --------------------
                                                       10,474       6,034
         Accumulated depreciation                      (4,490)     (3,066)
                                                     --------------------
                                                     $  5,984     $ 2,968
                                                     ====================
      Accrued expenses:
           Payroll and commission related            $  2,844     $ 1,693
           Other                                        1,954       1,634
                                                     --------------------
                                                     $  4,798     $ 3,327
                                                     ====================

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

In October 1998, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 9% of our outstanding common stock. As of December 31, 1998, the Company had repurchased 0.5 million shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program. As of September 30, 1999, all the shares of treasury stock had been reissued.

Stock Option Plan

Under the Company's 1997 and 1998 Stock Option/Stock Issuance Plans (the "Plans"), options to purchase shares of common stock may be granted to employees, officers, directors and consultants (officers and directors are not eligible for grants under the 1998 Plan). Because the warrant to purchase 1.5 million shares of Series A was exercised upon the IPO, options to purchase an additional 166,666 shares of common stock were reserved under the Plans. The Plans provides for the issuance of incentive and non-statutory options that must be granted at an exercise price not less than 100% and 85% of the fair market value of the common stock on the date of grant, respectively (110% if the person to whom the option is granted is a 10% stockholder). Incentive options may only be granted to employees under the 1997 Plan. Options generally vest over four years from the date of grant. The options expire between five and ten years from the grant date, and any vested options must normally be exercised within three months after termination of employment. The Plans are administered by the Company's Board of Directors and its Compensation Committee.

A summary of the status of the Company's options under the Plans is as follows:

                                                       Outstanding options
                                       ---------------------------------------------------
                                           Number of   Weighted-average   Weighted-average
                                             shares     exercise price       fair value
                                       ---------------------------------------------------
Balance as of September 30, 1996             575,379           $   2.43             $   --
  Granted at greater than market value       269,992               2.50               1.25
  Granted at market value                    640,856               2.55               0.43
  Exercised                                  (36,320)              3.50                 --
  Canceled                                  (137,821)              3.31                 --
                                       ---------------------------------------------------
Balance as of September 30, 1997           1,312,086               2.38                 --
  Granted at market value                    465,924              10.86               6.76
  Exercised                                 (119,324)              2.06                 --
  Canceled                                  (178,295)              4.88                 --
                                       ---------------------------------------------------
Balance as of September 30, 1998           1,480,391               4.78                 --
  Granted at market value                  2,241,963              27.50              15.87
  Exercised                                 (488,860)              3.76                 --
  Canceled                                  (122,380)             12.12                 --
                                       ---------------------------------------------------
Balance as of September 30, 1999           3,111,114           $  21.02             $   --
                                       ===================================================

As of September 30, 1999, 1998 and 1997, there were 474,168; 502,094 and 267,687 fully vested and exercisable shares, with weighted-average exercise prices of $6.51, $2.46 and $1.97, respectively. As of September 30, 1999, approximately 477,890 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 1999:

                             Outstanding
                -------------------------------------         Exercisable
                              Weighted-     Weighted-  -------------------------
  Range of                     Average       average                Weighted-
  exercise       Number of  Remaining life  exercise     Number      average
   prices          shares     (in years)      price    of shares  exercise price
--------------------------------------------------------------------------------
$0.03 - $8.00      864,826            5.76   $  4.00     407,080         $  3.38
 8.50 - 25.13      792,056            8.14     12.86      26,087           19.02
25.50 - 35.13    1,028,400            8.96     29.95      40,990           29.60
35.31 - 50.00      274,111            7.31     43.85          11           39.00
50.38 - 65.50      151,721            7.74     58.60          --              --
                ----------                              --------
        Total    3,111,114            7.66   $ 21.02     474,168         $  6.51
                ==========                              ========

The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options issued in 1996 and during fiscal 1997. The Company has recorded deferred stock compensation expense of $167,000 and $229,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options issued in September 1996 and fiscal 1997, respectively. The $167,000 was amortized in fiscal 1996 as the options were fully vested upon issuance and $14,000, $56,000 and $56,000 of the $229,000 was amortized in fiscal 1997, 1998 and 1999, respectively, as the options vest over four years.

Had compensation cost for the Company's stock options been determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's fiscal 1999 net income would have decreased by $4.7 million while the fiscal 1998 and 1997 net loss would have increased by $733,000 and $47,000, respectively, and the diluted earnings (loss) per share would have been $0.18, $(0.25) and $(1.36) for fiscal 1999, 1998 and 1997, respectively.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $15.87, $6.76 and $0.67, respectively, on the date of grant using the Black-Scholes pricing model (for fiscal 1999 and 1998) and the minimum value method (for fiscal 1997), with the following weighted assumptions: 1999 -- expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 70%, expected forfeiture rate of 30% and expected life of four years; 1998 -- expected dividend yield of 0.0%, risk-free interest rate of 5.6%, expected volatility of 80%, expected forfeiture rate of 25% and expected life of four years; 1997 -- expected dividend yield of 0.0%, risk-free interest rate of 6.28%, and expected life of three years.

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 1999 and 1998 were $6.41 and $4.88, respectively, calculated using the Black-Scholes pricing model with the following weighted assumptions: 1999 - expected dividend yield of 0.0%, risk-free interest rate of 5.3%, expected volatility of 70%, and expected life of 0.5 years; 1998 expected dividend yield of 0.0%, risk-free interest rate of 5.2%, expected volatility of 80%, and expected life of 0.5 years.

In July 1997, 120,000 shares were issued to two directors at $2.50 per share, under the 1997 Plan. The Company has recorded stock compensation expense of $120,000, for the difference between the issuance price and the fair market value of the common stock.

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP 300,000 shares of common stock have been reserved for issuance as of September 30, 1999. The ESPP became effective at the time of the IPO. All full-time regular employees who are employed by the Company are eligible to participate in the.

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

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. The first accumulation and offering periods commenced on February 13, 1998, the effective date of the IPO. The first accumulation period ended on July 31, 1998, and the first offering period will end on January 31, 2000. A total of 126,259 and 61,596 shares of the Company's common stock were issued under the ESPP in fiscal 1999 and 1998, respectively, at prices ranging from $10.20 per share to $ 25.98 per share.

Note 6. Income Taxes

The provision for income taxes was as follows (in thousands):

                                        Year ended September 30,
                                   --------------------------------
      Current:                       1999         1998        1997
                                   --------------------------------
         Federal                   $    28      $    83     $    --
         State                          73           67          --
         Foreign                     1,634           --          --
                                   --------------------------------
           Total Current           $ 1,735      $   150     $    --
      Deferred:
         Federal                   $  (712)     $    --     $    --
         State                         (41)          --          --
         Foreign                      (142)          --          --
                                   --------------------------------
           Total Deferred          $  (895)     $    --     $    --
                                   --------------------------------
                                   $   840      $   150     $    --
                                   ================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

                                                                As of September 30,
                                                                ------------------
                                                                  1999       1998
                                                                ------------------
Various accruals and reserves not deductible for tax purposes   $   295    $   521
Net operating loss carry-forwards                                 3,794      2,448
Property and equipment                                              117        109
Other                                                                64        177
AMT credit carry-forwards                                           126         58
                                                                ------------------
     Total deferred tax assets                                    4,396      3,313
Valuation allowance                                              (3,006)    (3,313)
                                                                ------------------
          Net deferred tax assets                                 1,390    $    --
                                                                ==================

Income (loss) before income taxes was comprised as follows (in thousands):

                              Year ended September 30,
                          -------------------------------
                           1999        1998         1997
                          -------------------------------
      United States       $1,373     $   667      $(4,931)
      International        7,353      (1,355)      (4,002)
                          -------------------------------
                Total     $8,726     $  (688)     $(8,933)
                          ===============================

Total income tax expense from continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes), as follows (in thousands):

                                                       Year ended September 30,
                                                       ------------------------
                                                          1999    1998     1997
                                                       ------------------------
Income tax expense (benefit) at federal statutory rate $ 2,837   $(234) $(2,532)
State income taxes, net of federal income tax benefit       21      44       --
Permanent differences                                       63      56       --
(Utilized) unutilized losses                            (1,222)    284    2,514
Change in deferred tax asset                              (859)     --       --
Other                                                       --      --       18
                                                       ------------------------
                                                       $   840   $ 150  $    --
                                                       ========================

As of September 30, 1999, the Company had net operating losses for federal and state purposes of approximately $9.0 million and $6.0 million, respectively, available to offset taxable income in future years. The federal net operating losses will expire, if not utilized, in 2019. The state net operating losses will expire, if not utilized, in 2004. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced. Additionally, loss carry-forwards of either Micromuse Inc. or Micromuse USA Inc. cannot be utilized against future profits generated by the other company.

Note 7. Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(k) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 1999 and 1998.

Note 8. Geographic and Segment Information

During 1999 the Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by information by geographic region for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment: Fault and Service Level Management Software.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding operations in different geographic regions is as follows (in thousands):

                                                      Year ended September 30,
                                                   ----------------------------
                                                     1999      1998       1997
                                                   ----------------------------
      Revenues:
        United States                              $41,208  $ 17,242   $  4,810
        International                               16,862    11,019      4,482
                                                   ----------------------------
                Total                              $58,070  $ 28,261   $  9,292
                                                   ============================
      Income (loss) from continuing operations:
        United States                              $ 2,297  $    517   $ (4,931)
        International                                5,589    (1,355)    (4,002)
                                                   ----------------------------
                Total                              $ 7,886  $   (838)  $ (8,933)
                                                   ============================

                                                        As of September 30,
                                                   ----------------------------
                                                    1999      1998       1997
                                                   ----------------------------
      Identifiable assets:
        United States                              $79,208  $ 71,377   $ 15,398
        International                               11,397     9,267      7,342
        Assets related to discontinued operations       --        --         --
                                                   ----------------------------
                Total                              $90,605  $ 80,644   $ 22,740
                                                   ============================

Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

Note 9. Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next 10 years.

Rent expense was approximately $1,408,800, $907,925 and $538,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Future minimum lease payments under non-cancelable operating leases will be approximately $1.8 million, $1.6 million, $1.2 million, $937,000, $937,000 and $997,000 for each of the years in the five-year period and thereafter, respectively.

Note 10. Management

In February 1999, the Company announced that Gregory Q. Brown would join the Company as Chairman of the Board and Chief Executive Officer and on February 17, 1999, he joined the Company as a full-time employee. The Company incurred approximately $0.7 million of executive recruiting costs related to the hiring of Mr. Brown. Included in this amount was a charge related to the fair value of the warrant issued to the executive search firm to purchase 26,667 shares of our common stock at a price of $29.63 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5.5%, expected volatility of 50%, and expected life of seven years.

Note 11. Subsequent Event

On November 2, 1999, the Company entered into, and subsequently closed, an agreement to acquire Calvin Alexander Networking, Inc. ("CAN"), a privately-held company that develops leading-edge network auto-discovery technology. Under the terms of the acquisition agreement, Micromuse will issue approximately $42 million worth of its common stock to acquire CAN, based on the closing price on November 2, 1999. The transaction is to be accounted for under the purchase method of accounting and is to be treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees. A portion of the consideration for the transaction is subject to a one-year lock-up agreement and a one-year price guarantee.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micromuse Inc.

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
Mountain View, California
October 23, 1999, except as to Note 11 which is as of November 2, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company as of September 30, 1999:

Name                 Age   Position
-----------------    ---   ----------------------------------------------------
Gregory Q. Brown      39   Chairman of the Board and Chief Executive Officer
Stephen A. Allott     41   President and Chief Financial Officer
James B. De Golia     50   Senior Vice President, General Counsel and Secretary
Michael Donohue       40   Senior Vice President, Sales and Business Operations
Peter Shearan         35   Senior Vice President, Technical Services

Gregory Q. Brown was named Chairman and CEO of Micromuse Inc. on February 17, 1999. His 19 years of high-tech experience includes leadership positions in the telecommunications, data networking, cable TV and computer software industries. From September 1996 until joining Micromuse Inc., Brown served as president of Ameritech Custom Business Services, a unit of Ameritech Corporation that provides large business customers with custom communications and information technology. This $1.4 billion unit served many Fortune 500 companies as a single source for the provisioning and management of network and desktop-based voice, data, video, and local-access services. For the three years prior to his position at Custom Business Services, Brown was president of Ameritech New Media Inc. As president, Brown was responsible for all of Ameritech's consumer cable TV operations. Additionally Brown was a member of the board of directors of Americast, the video programming joint venture involving Ameritech, The Walt Disney Company, GTE, Bell South, and Southern New England Telephone. Before joining Ameritech in 1987, Brown held a variety of sales and marketing positions with AT&T in Detroit Michigan for five years. He also worked for the IBM Company in various sales and support capacities in the early 1980s. Mr. Brown received his degree in Economics from Rutgers University in June 1982.

Stephen A. Allott was appointed to the Board of Directors and named President in October 1998. Mr. Allott has served as Chief Financial Officer since July 1998. Mr. Allott served as the Company's Senior Vice President, Finance from September 1997 to July 1998. From June 1997 to September 1997, Mr. Allott served as Vice President, Global Telco Industry. From April 1996 to September 1997, Mr. Allott served as Managing Director, Micromuse Europe. From September 1995 to April 1996 he served as the Company's Business Development Director. Mr. Allott has also been a director of Micromuse plc since March 1996. Prior to joining the Company, Mr. Allott served as a strategy consultant with McKinsey & Company from September 1990 to September 1995. From May 1988 to September 1990, Mr. Allott served as United Kingdom legal counsel for Sun Microsystems, UK. Mr. Allott received his M.A., Law from Trinity College, Cambridge and was called to the English Bar at Gray's Inn.

James B. De Golia became Senior Vice President in September 1999 having joined Micromuse in January 1999 as Vice President, General Counsel and Secretary. Previously, Mr. De Golia was Vice President and General Counsel of N.E.T. Prior to that, Mr. De Golia was Counsel at Xerox Corporation. He received his B.A. from the University of California at Irvine and his J.D. from the University of California, Hastings College of the Law.

Michael Donohue, joined Micromuse as Vice President, Western Region Sales in December 1998. He was promoted to his present position to direct Micromuse's North American direct and channels sales forces in March 1999. Before joining Micromuse, Mr. Donohue held senior vice president and corporate officer positions at Computer Associates. At Computer Associates, Mr. Donohue was responsible for selling to organizations with revenues in excess of $100 million in the western states. In addition, he was part of the sales team that launched the CA Unicenter(R) enterprise management software line.

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

                                     PART IV

Item 14. Exhibits, Financial Statements Schedule, and Reports on Form 8-K

(a)(1) Financial Statements

            See the Consolidated Statements beginning on page 27 of this Form 10-K.

      (2) Financial Statement Schedule

            See the Financial Statement Schedule at page 45 of this Form 10-K.

      (3) Exhibits

            See Exhibit Index at page 46 of this Form 10-K.

(b) Current report on Form 8-K dated December 3, 1998.

(c) See Exhibit Index at page 46 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 27 and Financial Statement Schedule at page 45 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROMUSE INC.


                             By:             /s/ Stephen A. Allott
                                 -----------------------------------------------
                                                Stephen A. Allott
                                 Director, President and Chief Financial Officer
                                          (Principal Financial Officer)
                                            Date: December 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated:

          Name                           Title                       Date


/s/ Gregory Q. Brown      Chairman and Chief Executive Officer December 28, 1999
-------------------------    (Principal Executive Officer)
(Gregory Q. Brown)


/s/ Stephen A. Allott           Director, President and        December 28, 1999
-------------------------       Chief Financial Officer
(Stephen A. Allott)          (Principal Financial Officer)


/s/ Michael E.W. Jackson                Director               December 28, 1999
-------------------------
(Michael E.W. Jackson)


/s/ David C. Schwab                     Director               December 28, 1999
-------------------------
(David C. Schwab)


/s/ Kathleen M.H. Wallman               Director               December 28, 1999
-------------------------
(Kathleen M.H. Wallman)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  Year Ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                               Balance at    Charged to               Balance at
                                                Beginning    Costs and                  End of
Description                                     of Period     Expenses    Deductions    Period
------------------------------------------------------------------------------------------------
Year Ended September 30, 1999:
  Allowance for doubtful accounts and returns        $153          $411        $(282)       $282
Year Ended September 30, 1998:
  Allowance for doubtful accounts and returns          --           178          (25)        153
Year Ended September 30, 1997:
  Allowance for doubtful accounts and returns          --            --           --          --

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
------                                   -----------

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

10.2 1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended.

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

10.9 1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.10       Employment Agreement as of February 17, 1999, by and between Gregory
            Q. Brown and Micromuse Inc.

10.11 Agreement and Plan of Reorganization by and among Micromuse Inc., CAN Acquisition Corp. and Calvin Alexander Networking, Inc.

21.1+       Subsidiaries of the Registrant.

23.1 Report on Schedule and Consent of Independent Auditors 27.1 Financial Data Schedule

----------

+ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.

++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.