Form 10-Q
period 1999-12-31
MICROMUSE INC
filed 2000-02-15
CIK 1036425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                 Yes |X| No |_|

      16,861,483 shares of Common Stock, $0.01 par value, were outstanding as of January 31, 2000.

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at December 31, 1999
                   and September 30, 1999                                      3

               Condensed Consolidated Statements of Operations for the
                   three months ended December 31, 1999 and 1998               4

               Condensed Consolidated Statements of Cash Flows for the
                   three months ended December 31, 1999 and 1998               5

               Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
               Derivatives and Financial Instruments                          27


PART II - Other Information

Item 1.    Legal Proceedings                                                  28

Item 2.    Changes in Securities and use of Proceeds28

Item 3.    Defaults upon Senior Securities                                    28

Item 4.    Submission of Matters to a Vote of Security Holders                28

Item 5.    Other Information                                                  28

Item 6.    Exhibits and Reports on Form 8-K                                   29

Signature                                                                     30

Part I - FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements

                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                                     December 31, September 30,
                                                                         1999         1999
                                                                      ---------    ---------
Current assets:
     Cash and cash equivalents                                        $  59,681    $  35,058
     Short-term investments                                              18,726       34,689
     Accounts receivable                                                 11,501        9,613
     Prepaid expenses and other current assets                            2,956        3,871
     Deferred income taxes                                                  359          359
                                                                      ---------    ---------
         Total current assets                                            93,223       83,590

     Property and equipment, net                                          6,834        5,984
     Deferred income taxes                                                1,031        1,031
     Goodwill and purchased intangible assets                            31,707           --
                                                                      ---------    ---------
                                                                      $ 132,795    $  90,605
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $   3,300    $   4,210
     Accrued expenses                                                    11,000        4,798
     Income taxes payable                                                 2,834        1,919
     Deferred revenue                                                     9,841        9,672
                                                                      ---------    ---------
         Total current liabilities                                       26,975       20,599

Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares authorized
         no shares issued and outstanding                                    --           --
     Common stock; $0.01 par value; 60,000 shares authorized;
         16,813 and 16,163 shares outstanding as of December 31 and
         September 30, 1999, respectively                                   169          162
     Additional paid-in capital                                         118,197       73,747
     Deferred compensation                                                  (89)        (103)
     Accumulated other comprehensive losses                                (351)        (286)
     Accumulated deficit                                                (12,106)      (3,514)
                                                                      ---------    ---------
         Total stockholders' equity                                     105,820       70,006
                                                                      ---------    ---------
                                                                      $ 132,795    $  90,605
                                                                      =========    =========

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three months ended
                                                                   December 31,
                                                                 1999        1998
                                                               --------    --------
Revenues:
    License                                                    $ 16,313    $  8,527
    Maintenance and services                                      6,018       2,301
                                                               --------    --------
        Total revenues                                           22,331      10,828
                                                               --------    --------

Cost of revenues:
    License                                                         848         510
    Maintenance and services                                      2,994       1,307
                                                               --------    --------
        Total cost of revenues                                    3,842       1,817
                                                               --------    --------
            Gross profit                                         18,489       9,011
                                                               --------    --------

Operating expenses:
    Sales and marketing                                           9,803       5,348
    Research and development                                      3,295       1,740
    Purchased in-process R&D                                     11,066          --
    Amortization of goodwill and purchased intangible assets         34          --
    General and administrative                                    2,226       1,373
                                                               --------    --------
        Total operating expenses                                 26,424       8,461
                                                               --------    --------
            Income (loss) from operations                        (7,935)        550

Other income, net                                                   815         916
                                                               --------    --------
    Income (loss) before income taxes                            (7,120)      1,466
Income tax provision                                              1,472         147
                                                               --------    --------
    Net income (loss)                                          $ (8,592)   $  1,319
                                                               ========    ========

Per share data:
    Basic net income (loss)                                    $  (0.53)   $   0.08
    Diluted net income (loss)                                  $  (0.53)   $   0.08

Weighted average shares used in computing:
    Basic net income (loss) per share                            16,282      15,862
    Diluted net income (loss) per share                          16,282      17,120

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three months ended
                                                                     December 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
Cash flows from operating activities:
    Net income (loss)                                           $ (8,592)   $  1,319
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                544         362
        Amortization of deferred employee compensation                14          14
        Purchased in-process R&D                                  11,066          --
        Changes in operating assets and liabilities:
           Accounts receivable                                    (1,888)        282
           Prepaid expenses and other current assets                 974         245
           Accounts payable                                         (913)     (1,017)
           Accrued expenses                                        6,202       1,046
           Income taxes                                              915          --
           Deferred revenue                                          169      (1,986)
                                                                --------    --------
              Net cash provided by operating activities            8,491         265
                                                                --------    --------
Cash flows from investing activities:
    Capital expenditures                                          (1,270)       (925)
    Proceeds from the sale of investments                         15,963       2,355
    Acquisition of CAN net assets, net of cash acquired             (146)         --
                                                                --------    --------
        Net cash provided by investing activities                 14,547       1,430
                                                                --------    --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                         1,650         205
    Purchase of treasury stock                                        --      (9,540)
                                                                --------    --------
        Net cash provided by (used in) financing activities        1,650      (9,335)
                                                                --------    --------
Effects of exchange rate changes on cash and cash equivalents        (65)       (102)
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents              24,623      (7,742)
Cash and cash equivalents at beginning of period                  35,058      22,798
                                                                --------    --------
Cash and cash equivalents at end of period                      $ 59,681    $ 15,056
                                                                ========    ========

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K and Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 28, 1999 and February 2, 2000, respectively. The September 30, 1999 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the three-month period ended December 31, 1999 was a warrant to acquire 26,667 shares of common stock at $29.63 per share, and weighted average options to acquire approximately 2.4 million shares of common stock, with a weighted average exercise price of $25.63 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                            Three months ended
                                                               December 31,
                                                           ---------------------
                                                              1999         1998
                                                           --------     --------
Numerator for basic and diluted net income (loss)
     applicable to holders of common stock                 $ (8,592)    $  1,319
                                                           ========     ========
Denominator for basic net income (loss) per
     share - weighted-average shares outstanding             16,282       15,862
Dilutive effect of:
    common stock options                                         --        1,258
                                                           --------     --------
Denominator for diluted net income (loss) per share          16,282       17,120
                                                           ========     ========

Concentration of Revenues

No individual customer accounted for more than 10% of revenues for the quarter ended December 31, 1999. In the comparable period of the prior year, one customer accounted for 12.8% of revenues.

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

Geographic and Segment Information

During fiscal 1999 the Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     Three months ended
                                                         December 31,
                                                 ---------------------------
                                                   1999               1998
                                                 -------             -------
Revenues:
       United States                             $14,319             $ 5,830
       International                               8,012               4,998
                                                 -------             -------
            Total                                $22,331             $10,828
                                                 =======             =======

Income (loss) from operations:
       United States                             $   933             $ 1,058
       International                              (8,868)               (508)
                                                 -------             -------
            Total                                $(7,935)            $   550
                                                 =======             =======

                                               December 31,        September 30,
                                                   1999                1999
                                                --------             -------
Identifiable assets:
       United States                             $84,690             $79,208
       International                              16,398              11,397
                                                --------             -------
            Total                               $101,088             $90,605
                                                ========             =======

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

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, Software Revenue Recognition, with Respect to Certain Arrangements ("SOP 98-9"), which requires the recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 on October 1, 1999 and did not incurr a material change to its accounting for revenues as a result of the provisions of SOP 98-9

Note 2. Acquisition of Calvin Alexander Networking, Inc.

On November 2, 1999, the Company entered into and subsequently closed, an agreement to acquire all of the outstanding common and preferred shares of Calvin Alexander Networking, Inc. ("CAN"), a privately-held company that develops leading-edge network auto-discovery technology. Under the terms of the acquisition agreement, the Company issued approximately $43 million worth of its common stock to acquire CAN. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees. A portion of the consideration for the transaction is subject to a one-year lock-up agreement and a one-year price guarantee. The Company received an independent valuation in the first quarter of fiscal 2000, which validated the valuation of the CAN acquisition.

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the allocation of the purchase price is as follows (in millions):

In-process research and development                                        $11.1
Total tangible assets                                                        0.2
Intangible assets:
     Assembled workforce                                                     0.3
     Core technology                                                         5.7
     Goodwill                                                               25.7
                                                                           -----
        Total intangible assets                                             31.7

                                                                           -----
     Total                                                                 $43.0
                                                                           =====

At the time of the acquisition, the estimated aggregate fair value of CAN's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $11.1 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being amortized over the estimated life of five years.

The following summary, which was prepared on a pro forma basis, combines the Company's consolidated results of operations with CAN's results of operations for the three-months ended December 31, 1999 and 1998, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                           Three months ended
                                                               December 31,
                                                        ------------------------
                                                          1999            1998
                                                         -------         -------
Revenues                                                $ 22,331        $ 10,828
                                                        ========        ========
Net income                                              $    610        $  1,308
                                                        ========        ========
Net income per share:
     Basic                                              $   0.04        $   0.08
     Diluted                                            $   0.03        $   0.07
Shares used in per share computations:
     Basic                                                16,711         216,301

     Diluted                                              19,134          17,559

A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                           Three months ended
                                                               December 31,
                                                        ------------------------
                                                          1999            1998
                                                         -------         -------
Numerator for basic and diluted net income (loss)
  applicable to holders of common stock                  $   610        $ 1,319
                                                         =======        =======
Denominator for basic net income (loss) per
  share - weighted-average shares outstanding             16,711         16,301
                                                         -------        -------
Dilutive effect of:
  common stock options                                        --          1,258
                                                         -------        -------
Denominator for diluted net income (loss) per share       19,134         17,559
                                                         =======        =======

Note 3. Subsequent Event

In January 2000, the Company announced that its Board of Directors has approved a two-for-one split of its common stock. Stockholders will receive one additional share for each share of record held at the end of business on February 3, 2000. Shares resulting from the split are expected to be distributed by the transfer agent on February 22, 2000.

                                 MICROMUSE INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K and Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 28, 1999 and February 2, 2000, respectively.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors" in our Form 10-K and Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 28, 1999 and February 2, 2000, respectively, and elsewhere in this Quarterly Report.

Overview

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable Fault and Service Level Management -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

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

                                 MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                                  Three months ended
                                                                      December 31,
                                                                  ------------------
                                                                   1999         1998
                                                                  -----        -----
As a Percentage of Total Revenues:
Revenues:
    License                                                        73.1%        78.7%
    Maintenance and services                                       26.9         21.3
                                                                  -----        -----
        Total revenues                                            100.0        100.0
                                                                  -----        -----

Cost of revenues:
    License                                                         3.8          4.7
    Maintenance and services                                       13.4         12.1
                                                                  -----        -----
        Total cost of revenues                                     17.2         16.8
                                                                  -----        -----
              Gross profit                                         82.8         83.2
                                                                  -----        -----

Operating expenses:
    Sales and marketing                                            43.9         49.4
    Research and development                                       14.8         16.1
    Purchased in-process R&D                                       49.7           --
    Amortization of goodwill and purchased intangible assets        0.0           --
    General and administrative                                     10.0         12.7
                                                                  -----        -----
        Total operating expenses                                  118.4         78.2
                                                                  -----        -----
              Income (loss) from operations                       (35.6)         5.0

Other income, net                                                   3.6          8.5
                                                                  -----        -----
    Income (loss) before income taxes                             (32.0)        13.5
Income tax provision                                                6.6          1.4
                                                                  -----        -----
    Net income (loss)                                             (38.6)        12.1
                                                                  =====        =====
As a Percentage of Related Revenues:
Cost of license revenues                                            5.2%         6.0%
Cost of maintenance and services revenues                          49.8%        56.8%

                                 MICROMUSE INC.

Revenues. Revenues increased to $22.3 million in the quarter ended December 31, 1999, from $10.8 million in the comparable period of the prior year. License revenues increased to $16.3 million in the quarter ended December 31, 1999, from $8.5 million in the comparable period of the prior year. The growth of license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool(R)/OMNIbus and the expansion of our sales organizations and product offering. Maintenance and services revenues increased to $6.0 million in the quarter ended December 31, 1999, from $2.3 million in the comparable period of the prior year The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues decreased to 73% in the quarter ended December 31, 1999, from 79% in the comparable period of the prior year, due primarily to services revenues returning to historic levels.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues decreased to 5.2% in the quarter December 31, 1999, from 6.0% in the comparable period of the prior year primarily due to lower third-party royalty costs and economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 49.8% in the quarter ended December 31, 1999, from 56.8% in the comparable period of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $9.8 in the quarter ended December 31, 1999, from $5.3 million in the comparable period of the prior year. This increase was primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 44% in the quarter ended December 31, 1999, from 49% in the comparable period of the prior year. These reductions were primarily due to the increased scale of operations.

Research and Development Expenses. Research and development expenses increased to $3.3 million in the quarter ended December 31, 1999, from $1.7 million in the comparable period of the prior year. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 15% in the quarter ended December 31, 1999, from 16% in the same period of the prior year. These reductions were primarily due to the increased scale of operations.

Purchased in-process Research and Development Expense. The 11.1 million charge reflects the portion of CAN's research and development efforts that, at the time of acquisition, had not reached technological feasibility and had no alternative future uses.

General and Administrative Expenses. General and administrative expenses increased to $2.2 million in the quarter ended December 31, 1999, from $1.4 million in the comparable period of the prior year. This increase was primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. In addition, the Company incurred a charge related to the registration of additional shares related to the CAN acquisition. General and

                                 MICROMUSE INC.

administrative expenses as a percentage of revenues declined to 10% in the quarter ended December 31, 1999, from 13% in the comparable period of the prior year. These reductions were primarily due to the increased scale of operations.

Other Income, net. Other income decreased to $0.8 million in the quarter ended December 31, 1999, from $0.9 million in comparable period of the prior year. This net decrease was primarily due to a foreign exchange loss incurred during the quarter ended December 31, 1999, offset partially by an increase in interest income.

Liquidity and Capital Resources

As of December 31, 1999, we had $59.7 million in cash and cash equivalents and $18.7 million in marketable securities. The net increase in cash and cash equivalents in the three months ended December 31, 1999 was due primarily to the operating net income (excluding the non-cash write-off of in-process R&D), the increase in accrued expenses, and the proceeds from the sale of marketable securities and from the issuance of common stock. These sources of cash were partially offset by the increase in accounts receivable and the purchase of capital equipment. The increase in accrued expenses is due primarily to the timing of a payroll tax payment related to exercised stock options and, to a lesser extent, the growth in the business. The increase in accounts receivable reflects the growth in the related revenues.

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

Year 2000 Compliance and Euro Conversion

We have designed and tested our products to be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is largely completed but will be ongoing. We believe that our products performed well during the roll-over from 1999 to 2000. Any undetected or unreported errors or defects associated with Year 2000 date functions could result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. If such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant.
S

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business. This Form 10-Q (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Because we have a limited operating history, it is difficult to predict our future operating results.

Because we have a limited operating history, it is difficult to predict our future operating results. We first shipped our Netcool/OMNIbus product in January of 1995 and therefore have a limited operating history of developing and providing service level management software. Only recently has our software business been profitable and as of December 31, 1999 we had an accumulated deficit of $1.0 million (excluding the $11.1 million charge for in-process R&D). Our limited operating history and rapidly changing product development, installation, maintenance and market dynamics make the prediction of future results of operations difficult. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. We intend to increase our operating expenses to hire experienced senior managers, develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. Our operating results will be harmed if these increased expenditures do not result in increased revenues.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

Our quarterly revenues and operating results fluctuate and are difficult to predict. It is possible that in some quarter or quarters our operating results will be below the expectations of public market analysts

                                 MICROMUSE INC.

or investors. In such event, or in the event adverse conditions prevail, or are perceived to prevail, with respect to our business generally, the market price of our common stock may decline significantly.

We realize a significant portion of our license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, our sales cycle, from initial evaluation to delivery of software, vary substantially from customer to customer. Further, we base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results.

Because of these fluctuations we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful or indicative of our future performance. A number of other factors are likely to cause these variations, including:

o changes in the demand for our software products and services and the level of product and price competition that we encounter;

o the timing of new hires and our ability to attract, retain and motivate qualified personnel, including changes in our sales incentives;

o the mix of products and services sold, including the mix of sales to new and existing customers and through third-party distributors and our direct sales force;

o changes in the mix of, and lack of demand from, distribution channels through which our products are sold;

o the length of our sales cycles and the success of our new customer generation activities;

o spending patterns and budgetary resources of our customers on network management software solutions;

o product life-cycles and the timing of introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors;

o     market acceptance of new products;

o     changes in the renewal rate of support agreements;

o seasonal variation in revenues because a disproportionate amount of our annual revenues have historically been generated by sales of our products during our fourth fiscal quarter and this trend may or may not continue;

                                 MICROMUSE INC.

o expansion of international operations, including gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations and the mix of international and domestic revenue;

o     the extent of market consolidation; and

o     software defects and other product quality problems.

Failure to manage our growth may adversely affect our business.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown from 176 employees on September 30, 1998 to 351 employees on December 31, 1999 and currently plan to recruit more staff. Moreover, members of our management team, including the Chairman and Chief Executive Officer, Senior Vice President, General Counsel and Secretary and Senior Vice President, Human Resources have been in their current positions with us for a limited period of time.

Failure to improve our infrastructure may adversely affect our business.

We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions such as the Vice President, Marketing. Further, we need to continue to develop a U.S.-based financial and accounting system. Our business will be harmed if we are unable to recruit and retain these key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization.

We need to continue to hire additional sales personnel. Based on our experience, such personnel are in high demand, are difficult to recruit and retain and require nine months, or longer, to become fully productive. Although we increased the size of our sales organization during fiscal 1999, we experienced difficulty in recruiting a sufficient number of qualified sales personnel during the period. Our business will be harmed if we are unable to recruit additional sales personnel or increase the productivity of our current sales personnel. Further, because of the recent expansion of the installed base of Netcool/OMNIbus and the release of our Netcool/Reporter(TM), Netcool/Internet Service Monitors(TM), Netcool/FireWall-1(TM), Netcool/Fusion(TM), Netcool/NTSM(TM), and Netcool/Impact(TM), the demands on our technical services and customer support resources have grown rapidly. We need to significantly expand our technical services and customer support organizations and similar third-party capabilities if we are to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense and such personnel may not be available. If our

                                 MICROMUSE INC.

technical services and customer support resources are insufficient to support our growth our business will be harmed.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channel of distribution. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 29%, 34% and 26% of our total revenues in the quarter ended December 31, 1999, fiscal 1999 and 1998, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Lucent Technologies, Unisphere (Siemens) and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, and the size of this market is unproven.

The market for our products is in an early stage of development and is very dynamic. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level management has increased the demand for fault and service level management software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and internet service providers continuing to purchase our products.

Telecommunications carriers, including internet service providers, that deliver advanced communications services to their customers have accounted for approximately 85%, 79% and 68% of our total revenues in the quarter ended December 31, 1999, fiscal 1999 and 1998, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

We face intense competition, including from larger competitors with greater resources than our own,

                                 MICROMUSE INC.

which could result in our losing market share or experiencing a decline in gross margins.

We face intense competition in our markets. As we enter new markets, we encounter additional, market-specific competitors. In addition, because the software market has relatively low barriers to entry, we are aware of new and potential entrants in portions of our market space. Increased competition is likely to result in price reductions and may result in reduced gross margins and loss of market share.

Further, many of our competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Existing competitors could also increase their market share by bundling products having functionality offered by our products with their current applications. Moreover, our current and potential competitors may increase their share of the fault and service level management market by strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include functionality offered by our products, which could render our products obsolete and unmarketable.

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

o customer's internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc., Hewlett-Packard Company and Cabletron Systems, Inc.;

o vendors of network and systems management frameworks including Computer Associates International, Inc. and International Business Machines Corporation;

o vendors of network and systems management applications including Hewlett-Packard Company, BMC Software, Inc, Sun Microsystems, Inc. and International Business Machines Corporation;

o     providers of specific market applications; and

o systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Objective Systems Integrators, Inc.

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

                                 MICROMUSE INC.

If we ship products that contain defects or limitations, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us.

If we ship products that contain defects, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us. Complex software products frequently contain errors, defects or limitations, especially when first introduced or when new versions or enhancements are released. Despite our extensive product testing, we have in the past released versions of Netcool/OMNIbus with defects and have discovered software errors in certain of our products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects and limitations. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that limited market acceptance. A significant portion of our technical personnel resources were required to address these defects and limitations. Because of these defects and limitations we could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers. Any defects, errors or limitations in new versions or enhancements of our products after commencement of commercial shipments would harm our business.

In addition, because our products are used to monitor and address network problems and avoid failures of the network to support critical business functions, any design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate. Further, although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith.

The sales cycle for our software products is long, and the delay or failure to complete one or more large license transactions in a quarter could cause our operating results to fall below our expectations.

The sales cycle for our software products can take as long as three to nine months, and our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

We depend on our key personnel, and the loss of any of our key personnel could harm our business.

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. We do not generally have employment contracts with key personnel. In addition, will are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and

                                 MICROMUSE INC.

customer support personnel. We have at times and continue to experience difficulty in recruiting qualified personnel. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel.

We have acquired another business and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired another business and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on November 2, 1999, we entered into an agreement to acquire Calvin Alexander Networking, Inc., a developer of network auto-discovery software. Because of these part and potential acquisitions, we will need to integrate distinct products, customers and corporate cultures into our own. These part and potential acquisitions create numerous risks for us, including:

o     failure to successfully assimilate acquired operations and products;

o     diversion of our management's attention from other matters;

o     loss of key employees of acquired companies;

o     substantial transaction costs; and

o substantial additional costs charged to operations as a result of the failure to consummate a potential acquisition.

Further, some of the products we may acquire would require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization expense. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues.

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2000 and for the foreseeable future thereafter. Although we've introduced Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/FireWall-1, Netcool/Fusion, Netcool/NTSM, and Netcool/Impact, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

                                 MICROMUSE INC.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

We derive a significant portion of our revenues in any particular period from a limited number of customers. Although no one customer accounted for more than 10% of revenues in the quarter ended December 31, 1999 and fiscal 1999, entities affiliated with MCI/WorldCom accounted for 10% and 18% of our total revenue in fiscal 1998 and 1997, respectively. We expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative of the United States dollar have adversely impacted our results in the past and may do so in the future. These fluctuations can cause our prices to not be competitive or raise our expenses and reduce our profitability. License, maintenance and service revenues outside of the United States accounted for 36%, 29% and 39% of our total revenues in the quarter ended December 31, 1999, fiscal 1999 and 1998, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

Our international operations and revenues involve a number of other inherent risks, including:

o longer receivables collection periods and greater difficulty in accounts receivable collection;

o     difficulty in staffing and managing foreign operations;

o     an even lengthier sales cycle than with domestic customers;

o the impact of possible recessionary environments in economies outside the United States;

o sales in Europe and certain other parts of the world generally are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If our international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on our operating results; and

o changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers.

o change in payroll, stock option, employee stock purchase and business related transaction.

                                 MICROMUSE INC.

We intend to enter into additional international markets and to continue to expand our operations outside of the United States by expanding our direct sales force and pursuing additional strategic relationships. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect our ability to generate profits. If we are unable to establish additional foreign operations in a timely manner, our growth in international sales will be limited, and our business could be harmed.

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete.

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete. As a result, the life cycles of our products are difficult to estimate and we must constantly develop, market and sell new and enhanced products. If we fail to do so, our business will be harmed. For example, the widespread adoption of the [TMN] [need to write it out] architecture for managing telecommunications networks would force us to adapt our products to such standard, which we may be unable to do on a timely basis or at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. Further, the introduction or announcement of new product offerings by us or one or more of our competitors may cause our customers to defer licensing of our existing products.

Our products operate on third-party software platforms, and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers.

Our products operate on third-party software platforms and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers. Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc., International Business Machines Corporation, Hewlett-Packard Company, Cabletron Systems, Inc. and Cisco Systems, Inc. and by vendors of relational database software, particularly Oracle Corporation and Sybase, Inc., could harm our business. For example, we are modifying certain of our products to operate with the Linux operating system.

Our efforts to protect our intellectual property may not be adequate, or a third-party could claim that we are infringing its proprietary rights.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use or our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our international operations expand, the risk that we will fail to adequately protect our intellectual property increases. Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays

                                 MICROMUSE INC.

or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

We rely on software that we have licensed from third-party developers to perform key functions in our products.

We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

Our stock price is volatile.

The market price of our common stock has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

o     actual or anticipated fluctuations in our operating results;

o announcements of technological innovations, new products or new contracts by us or our competitors;

o     developments with respect to copyrights or proprietary rights;

o     adoption of new accounting standards affecting the software industry; and

o     general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management's attention and resources that could harm our business.

General economic and market conditions may impair our business.

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operation may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have

                                 MICROMUSE INC.

a diverse client base, we target certain market segments. Therefore, any economic downturns in general or in the targeted segments in particular would harm our business.

We have various mechanisms in place to discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

o "blank check: preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

o a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors

In addition, Section 203 of the General Corporation Law of the State of Delaware, which is applicable to us, and our stock incentive plans, may discourage, delay or prevent a change of control of Micromuse.

Year 2000 and Euro conversion issues could impair our business.

We have designed and tested our products to be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is largely completed but will be ongoing. We believe that our products performed well during the roll-over from 1999 to 2000 . Any undetected or unreported errors or defects associated with Year 2000 date functions could result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. If such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 1999, no hedging contracts were outstanding.

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

                                 MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

         (a) Exhibits

Exhibit
Number            Description
--------------    --------------------------------------------------------------

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

      (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2000.

                                 MICROMUSE INC.
                                 (Registrant)


                                 By: /s/ STEPHEN A. ALLOTT
                                 ------------------------------------------
                                 Stephen A. Allott

                                 Director, President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)