Form 10-Q
period 2000-03-31
MICROMUSE INC
filed 2000-05-15
CIK 1036425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

34,386,620 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2000

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at March 31, 2000 and
                September 30, 1999                                             3

            Condensed Consolidated Statements of Operations for the three
                and six months ended March 31, 2000 and 1999                   4

            Condensed Consolidated Statements of Cash Flows for the six
                months ended March 31, 2000 and 1999                           5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           27

PART II - Other Information

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities and use of Proceeds                            28

Item 3.  Defaults upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Security Holders                  28

Item 5.  Other Information                                                    28

Item 6.  Exhibits and Reports on Form 8-K                                     29

Signature                                                                     30

Part I - FINANCIAL INFORMATION
      Item 1. Condensed Consolidated Financial Statements

                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                             March 31,   September 30,
                                                                2000         1999
                                                             ---------    ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                               $  74,856    $  35,058
     Short-term investments                                     16,764       34,689
     Accounts receivable, net                                   12,787        9,613
     Prepaid expenses and other current assets                   5,401        3,871
     Deferred income taxes                                         359          359
                                                             ---------    ---------
        Total current assets                                   110,167       83,590
     Property and equipment, net                                 7,513        5,984
     Deferred income taxes                                       1,031        1,031
     Goodwill and purchased intangible assets, net              30,111           --
                                                             ---------    ---------
                                                             $ 148,822    $  90,605
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $   3,869    $   4,210
     Accrued expenses                                           10,297        4,798
     Income taxes payable                                        2,791        1,919
     Deferred revenue                                           18,634        9,672
                                                             ---------    ---------
        Total current liabilities                               35,591       20,599
Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares
     authorized
        no shares issued and outstanding                            --           --
     Common stock; $0.01 par value; 60,000 shares
     authorized;
        34,355 and 32,326 shares outstanding as of March
        31, 2000
        and September 30, 1999, respectively                       344          323
     Additional paid-in capital                                123,960       73,586
     Deferred compensation                                         (75)        (103)
     Accumulated other comprehensive losses                       (421)        (286)
     Accumulated deficit                                       (10,577)      (3,514)
                                                             ---------    ---------
        Total stockholders' equity                             113,231       70,006
                                                             ---------    ---------
                                                             $ 148,822    $  90,605
                                                             =========    =========

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                               Three months ended       Six months ended
                                                     March 31,             March 31,
                                                 2000       1999        2000        1999
                                               --------   --------    --------    --------
Revenues:
   License                                     $ 20,139   $  9,765    $ 36,452    $ 18,292
   Maintenance and services                       7,000      2,859      13,018       5,160
                                               --------   --------    --------    --------
          Total revenues                         27,139     12,624      49,470      23,452
                                               --------   --------    --------    --------
Cost of revenues:
   License                                        1,062        657       1,910       1,167
   Maintenance and services                       3,512      1,502       6,506       2,809
                                               --------   --------    --------    --------
          Total cost of revenues                  4,574      2,159       8,416       3,976
                                               --------   --------    --------    --------
               Gross profit                      22,565     10,465      41,054      19,476
                                               --------   --------    --------    --------
Operating expenses:
   Sales and marketing                           11,861      5,987      21,664      11,335
   Research and development                       4,285      2,089       7,580       3,829
   General and administrative                     2,404      1,445       4,630       2,818
   Purchased in-process research and
     development                                     --         --      11,066          --
   Amortization of goodwill and purchased
     intangible assets                            1,595         --       1,629          --
   Executive recruiting costs                        --        720          --         720
                                               --------   --------    --------    --------
          Total operating expenses               20,145     10,241      46,569      18,702
                                               --------   --------    --------    --------
               Income (loss) from operations      2,420        224      (5,515)        774
Other income, net                                   944        792       1,759       1,708
                                               --------   --------    --------    --------
   Income (loss) before income taxes              3,364      1,016      (3,756)      2,482
Income tax provision (benefit)                    1,835     (1,032)      3,307        (885)
                                               --------   --------    --------    --------
   Net income (loss)                           $  1,529   $  2,048    $ (7,063)   $  3,367
                                               ========   ========    ========    ========
Per share data:
   Basic net income (loss)                     $   0.04   $   0.06    $  (0.21)   $   0.11
   Diluted net income (loss)                   $   0.04   $   0.06    $  (0.21)   $   0.11

Weighted average shares used in computing:
   Basic net income (loss) per share             34,075     31,594      33,745      31,660
   Diluted net income (loss) per share           39,327     34,360      33,745      34,192

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Six months ended
                                                                    March 31,
                                                             ----------------------
                                                                2000         1999
                                                             ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                        $  (7,063)   $   3,367
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                             2,801          731
       Amortization of deferred employee compensation               28           28
       Purchased in-process research and development            11,066           --
       Compensation expense related to warrant                      --          462
       Tax  benefit related to exercise of stock                 2,358           --
       Changes in operating assets and liabilities:
          Accounts receivable, net                              (3,174)      (1,485)
          Prepaid expenses and other current assets             (1,471)      (2,057)
          Accounts payable                                        (344)       1,926
          Accrued expenses                                       5,499          320
          Income taxes payable                                     872           --
          Deferred revenue                                       8,962         (636)
                                                             ---------    ---------
            Net cash provided by operating activities           19,534        2,656
                                                             ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                        (2,610)      (1,767)
    Maturity (purchase) of investments, net                     17,925       (2,271)
    Acquisition of CAN net assets, net of cash acquired           (146)          --
                                                             ---------    ---------
       Cash provided by (used in) investing activities          15,169       (4,038)
                                                             ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                       5,230           --
    Proceeds from issuance of treasury stock                        --        1,365
    Purchase of treasury stock                                      --       (9,540)
                                                             ---------    ---------
       Net cash provided by (used in) financing activities       5,230       (8,175)
                                                             ---------    ---------
Effects of exchange rate changes on cash and cash
equivalents                                                       (135)        (143)
                                                             ---------    ---------
Net increase (decrease) in cash and cash equivalents            39,798       (9,700)
Cash and cash equivalents at beginning of period                35,058       22,798
                                                             ---------    ---------
Cash and cash equivalents at end of period                   $  74,856    $  13,098
                                                             =========    =========
Supplemental disclosures of cash flow information:
     Non-Cash financing activities:
       Issuance of treasury stock related to the
         exercise of stock options                                  --    $   2,680
       Issuance of treasury stock related to the
         employee stock purchase plan                               --    $   1,081

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Registration Statement on Form S-3 and Form 10-K as filed with the Securities and Exchange Commission on May 5, 2000 and December 28, 1999, respectively.
The September 30, 1999 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Cash Equivalents

The Company considers all highly liquid instruments with a maturity at purchase of 90 days or less to be cash equivalents.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. The fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Shareholder's Equity and Stock Split

All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on February 3, 2000.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the six-month period ended March 31, 2000 was a warrant to acquire 53,334 shares of common stock at $14.82 per share, and weighted average options to acquire approximately 6.2 million shares of common stock, with a weighted average exercise price of $16.18 per share, because their effect would be anti-dilutive. A

                                 MICROMUSE INC.

reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

                                                    Three months ended      Six months ended
                                                         March 31,             March 31,
                                                      2000       1999       2000        1999
                                                    --------   --------   --------    --------
Numerator for basic and diluted net income (loss)   $  1,529   $  2,048   ($ 7,063)   $  3,367
                                                    --------   --------   --------    --------
Denominator for basic net income (loss) per
    share - weighted-average shares outstanding       34,075     31,594     33,745      31,660
    Dilutive effect of:
       Common stock options                            5,219      2,766         --       2,532
       Warrant                                            33         --         --          --
                                                    --------   --------   --------    --------
Denominator for diluted net income (loss) per
  share                                               39,327     34,360     33,745      34,192
                                                    ========   ========   ========    ========

Concentration of Revenues

Three customers each accounted for 15%, 14%, and 12%, respectively, of revenues for the quarter ended March 31, 2000. In the comparable period of the prior year, one customer accounted for 13% of revenues.

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

                                 MICROMUSE INC.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding operations in different geographic regions is as follows (in thousands):

                                  Three months ended        Six months ended
                                       March 31,                March 31,
                                   2000        1999         2000         1999
                                 --------    --------     --------     --------
Revenues:
     United States               $ 19,201    $  9,355     $ 33,391     $ 15,393
     International                  7,938       3,269       16,079        8,059
                                 --------    --------     --------     --------
        Total                    $ 27,139    $ 12,624     $ 49,470     $ 23,452
                                 ========    ========     ========     ========

Income (loss) from operations:
     United States               $    526    $    226     $  1,459     $  1,284
     International                  1,894          (2)      (6,974)        (510)
                                 --------    --------     --------     --------
        Total                    $  2,420    $    224     $ (5,515)    $    774
                                 ========    ========     ========     ========


                                March 31,        September 30,
                                  2000               1999
                                ---------        -------------
Identifiable assets:
    United States               $101,749           $ 79,208
    International                 16,962             11,397
                                --------           --------
       Total                    $118,711           $ 90,605
                                ========           ========

Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

Recent Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 2000. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, Software Revenue Recognition, with Respect to Certain Arrangements ("SOP 98-9"), which requires the recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 on October 1, 1999 and did not incur a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on Applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting bulletin No. 101A (SAB 101A), Amendment;
Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the third quarter of 2000 and is evaluating the effect that such adoption might have on its financial statements.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company is currently evaluating FIN 44 and has not yet determined the impact, if any, of adopting this Interpretation.

Note 2. Acquisition of Calvin Alexander Networking, Inc.

On November 2, 1999, the Company entered into and subsequently closed, an agreement to acquire all of the outstanding common and preferred shares of Calvin Alexander Networking, Inc. ("CAN"), a privately-held company that develops leading-edge network auto-discovery technology. Under the terms of the acquisition agreeent, the Company issued approximately $43 million worth of its common stock to acquire CAN. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees. A portion of the consideration for the transaction is subject to a one-year lock-up agreement and a one-year price guarantee.

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

The following summary, which was prepared on a pro forma basis, combines the Company's consolidated results of operations with CAN's results of operations for the three and six months ended March 31, 2000 and 1999, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share data):

                           Three months ended   Six months ended
                                March 31,           March 31,

                             2000      1999      2000      1999
                           -------   -------   -------   -------

Revenues                   $27,139   $12,624   $49,470   $23,452
                           =======   =======   =======   =======
Net income (loss)          $ 1,529   $   391   $ 2,251   $   108
                           =======   =======   =======   =======

Net income per share:
  Basic                    $  0.04   $  0.01   $  0.07   $  0.00
  Diluted                  $  0.04   $  0.01   $  0.06   $  0.00

Shares used in per share
computation:
  Basic                     34,075    32,033    33,961    32,099
  Diluted                   39,327    34,799    39,042    34,631


A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                      Three months ended   Six months ended
                                                           March 31,           March 31,

                                                        2000      1999      2000      1999
                                                      -------   -------   -------   -------
Numerator for basic and diluted net income (loss)     $ 1,529   $   391   $ 2,251   $   108
                                                      -------   -------   -------   -------
Denominator for basic net income (loss) per
    share-weighted-average shares outstanding          34,075    32,033    33,961    32,099
    Dilutive effect of:
      Common stock options                              5,219     2,766     5,073     2,532
      Warrant                                              33        --         8        --
                                                      -------   -------   -------   -------
Denominator for diluted net income (loss) per share    39,327    34,799    39,042    34,631
                                                      =======   =======   =======   =======

                                 MICROMUSE INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-3 and Form 10-K as filed with the Securities and Exchange Commission on May 5, 2000 and December 28, 1999, respectively.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors" in our Registration Statement on Form S-3 and Form 10-K as filed with the Securities and Exchange Commission on May 5, 2000 and December 28, 1999, respectively, and elsewhere in this Quarterly Report.

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

Micromuse plc was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term "Micromuse" or the "Company" refers to Micromuse Inc., Micromuse plc, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. Our principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and our telephone number at that address is (415) 538-9090.

                                 MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                            Three months ended   Six months ended
                                                  March 31,          March 31,
                                              2000      1999      2000      1999
                                             ------    ------    ------    ------
As a Percentage of Total Revenues:
Revenues:
    License                                    74.2%     77.4%     73.7%     78.0%
    Maintenance and services                   25.8%     22.6%     26.3%     22.0%
                                             ------    ------    ------    ------
       Total revenues                         100.0%    100.0%    100.0%    100.0%
                                             ------    ------    ------    ------
Cost of revenues:
    License                                     3.9%      5.2%      3.9%      5.0%
    Maintenance and services                   12.9%     11.9%     13.2%     12.0%
                                             ------    ------    ------    ------
       Total cost of revenues                  16.8%     17.1%     17.1%     17.0%
                                             ------    ------    ------    ------
           Gross profit                        83.2%     82.9%     82.9%     83.0%
                                             ------    ------    ------    ------
Operating expenses:
    Sales and marketing                        43.7%     47.4%     43.8%     48.3%
    Research and development                   15.8%     16.5%     15.3%     16.3%
    General and administrative                  8.9%     11.4%      9.4%     12.0%
    Purchased In-Process R&D                    0.0%      0.0%     22.4%      0.0%
    Amortization of goodwill and purchased
    intangible assets                           5.9%      0.0%      3.3%      0.0%
    Executive recruiting costs                  0.0%      5.7%      0.0%      3.1%
                                             ------    ------    ------    ------
       Total operating expenses                74.2%     81.1%     94.1%     79.7%
                                             ------    ------    ------    ------
           Income (loss) from operations        8.9%      1.8%    -11.1%      3.3%

Other income, net                               3.5%      6.3%      3.6%      7.3%
                                             ------    ------    ------    ------
    Income (loss) before income taxes          12.4%      8.0%     -7.6%     10.6%
Income tax provision (benefit)                  6.8%     -8.2%      6.7%     -3.8%
                                             ------    ------    ------    ------
    Net income (loss)                           5.6%     16.2%    -14.3%     14.4%
                                             ======    ======    ======    ======

As a Percentage of Related Revenues:
Cost of license revenues                        5.3%      6.7%      5.2%      6.4%
Cost of maintenance and services revenues      50.2%     52.5%     50.0%     54.4%

                                 MICROMUSE INC.

Revenues. Revenues increased to $27.1 million and $49.5 million in the quarter and six months ended March 31, 2000, respectively, from $12.6 million and $23.5 million in the comparable periods of the prior year. License revenues increased to $20.1 million and $36.5 million in the quarter and six months ended March 31, 2000, respectively, from $9.8 million and $18.3 million in the comparable periods of the prior year. The growth of license revenues was primarily due to an increase in the number of product licenses sold and the increased sales of the other elements of the Netcool suite of products reflecting the increased demand for Netcool(R)/OMNIbus and other products, and the expansion of our sales organization and product offerings. Maintenance and services revenues increased to $7.0 million and $13.0 million in the quarter and six months ended March 31, 2000, respectively, from $2.9 million and $5.2 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed customer base. License revenues as a percentage of total revenues decreased to 74% in the quarter and six months ended March 31, 2000, from 77% and 78% in the comparable periods of the prior year, due primarily to services revenues returning to historic levels.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues decreased to 5% for both the quarter and six months ended March 31, 2000, from 7% and 6%, respectively, in the comparable periods of the prior year primarily due to economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 50% for both the quarter and six months ended March 31, 2000, from 53% and 54%, respectively, in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $11.9 million and $21.7 million, respectively, in the quarter and six months ended March 31, 2000, from $6.0 million and $11.3 million in the comparable periods of the prior year. This increase was primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 43% in the quarter and six months ended March 31, 2000, from 47% and 48% in the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Research and Development Expenses. Research and development expenses increased to $4.3 million and $7.6 million, respectively, in the quarter and six months ended March 31, 2000, from $2.1 million and $3.8 million in the comparable periods of the prior year. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 16% and 15%, respectively, in the quarter and six months ended March 31, 2000, from 17% and 16% in the same periods of the prior year. These reductions were primarily due to the increased scale of operations.

General and Administrative Expenses. General and administrative expenses increased to $2.4 million and $4.6 million, respectively, in the quarter and six months ended March 31, 2000, from $1.4 million and $2.8 million in the comparable periods of the prior year. This increase was primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the

                                 MICROMUSE INC.

increased scale of operations. General and administrative expenses as a percentage of revenues declined to 9% in the quarter and six months ended March 31, 2000, from 11.4% and 12.0% in the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Purchased in-process Research and Development Expense. The $11.1 million charge in the six months ended March 31, 2000, reflects the portion of Calvin Alexander Networking, Inc's research and development efforts that, at the time of acquisition, had not reached technological feasibility and had no alternative future uses.

Amortization of Goodwill and purchased intangible assets. The $1.6 million charge in the quarter ending March 31, 2000, reflects the amortization of the goodwill and purchased intangible assets over estimated useful lives of three to five years.

 Executive Recruiting Costs. The prior year executive recruiting costs of $0.7 million included a charge related to the fair value of the warrant issued to the executive search firm to purchase 53,334 shares of the Company's common stock at a price of $14.82 per share, cash fees paid to the executive search firm and certain relocation costs.

Other Income, net. Other income increased to $0.9 million and $1.8 million, respectively, in the quarter and six months ended March 31, 2000, from $0.8 million and $1.7 million in comparable periods of the prior year. This net increase was primarily due to the interest income related to the increase in cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

As of March 31, 2000, we had $74.9 million in cash and cash equivalents and $16.8 million in marketable securities. The net increase in cash and cash equivalents in the six months ended March 31, 2000 was due primarily to the maturities of $17.9 million in marketable securities, increase in accrued expenses and deferred revenue and proceeds from the issuance of common stock. These sources of cash were partially offset by a net loss, the increase in accounts receivable and the purchase of capital equipment. The increase in accrued expenses was due primarily to the timing of payroll tax payments related to exercised stock options and, to a lesser extent, the growth in the business. The increase in deferred revenue was due primarily to two orders where the revenue recognition criteria had not been met as of March 31, 2000, and to a lesser extent, the growth in the business. The increase in accounts receivable reflects the growth in related revenues offset partially by improved collections.

The net use of cash and cash equivalents in the first six months of the prior year was due primarily to the $9.5 million used to purchase treasury stock, capital expenditures, and the increase in accounts receivable and prepaid expenses. These uses were partially offset by net income of $3.4 million and the proceeds from the issuance of common stock.

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

                                 MICROMUSE INC.

Year 2000 Compliance and Euro Conversion

We have designed and tested our products to be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is ongoing. We continue to believe that our products performed well during the roll-over from 1999 to 2000 and February 29, 2000. Any undetected or unreported errors or defects associated with Year 2000 date functions could result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. If such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant.

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

Our Year 2000 internal readiness program primarily covers: information technology-based office facilities, data and voice communications, building management and security systems, taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. We have not experienced material disruptions in our business or our internal systems, but for the Year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). Contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

                                 MICROMUSE INC.

                                  RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us. This Form 10-Q (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Because we have a limited operating history in a dynamic market, it is difficult to predict our future operating results.

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

Our quarterly revenues and operating results in business segments that we track fluctuate and are difficult to predict. It is possible that in some quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, or in the event adverse conditions prevail, or are perceived to prevail, with respect to our business and our financial markets generally, the market price of our common stock may decline significantly.

We realize a significant portion of our license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

o     software defects and other product quality problems.

Failure to manage our growth may adversely affect our business.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown from 321 employees on September 30, 1999 to 380 employees on March 31, 2000 and currently plan to recruit more staff.

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

We need to continue to hire additional sales personnel. Based on our experience, such personnel are in high demand, are difficult to recruit and retain and require nine months, or longer, to become fully productive. Although we increased the size of our sales organization during fiscal 1999, we experienced difficulty in recruiting a sufficient number of qualified sales personnel during the period. Our business will be harmed if we are unable to recruit additional sales personnel or increase the productivity of our current sales personnel. Further, because of the recent expansion of the installed base of Netcool/OMNIbus and the release of our Netcool/Reporter(TM), Netcool/Internet Service Monitors(TM), Netcool/FireWall-1(TM), Netcool/Fusion(TM), Netcool/NTSM(TM), Netcool/Impact(TM), and Netcool/Wave(TM) and other software products, the demands on our technical services and customer support resources have grown rapidly. We need to significantly expand our technical services and customer support organizations and similar third-party capabilities if we are to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense and such personnel may not be available. If our technical services and customer support resources are insufficient to support our growth our business will be harmed.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channel of distribution. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution,

                                 MICROMUSE INC.

which could reduce our ability to generate profits. Third-party distributors accounted for approximately 31%, 36% and 26% of our total revenues in the six months ended March 31, 2000, fiscal 1999 and 1998, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Lucent Technologies, Unisphere (Siemens) and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including internet service providers, that deliver advanced communications services to their customers have accounted for approximately 83%, 79% and 68% of our total revenues in the six months ended March 31, 2000, fiscal 1999 and 1998, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

We face intense competition, including from larger competitors with greater resources than our own, which could result in our losing market share or experiencing a decline in gross margins.

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

                                 MICROMUSE INC.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

o customer's internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Compaq, Sun Microsystems, Inc., Hewlett-Packard Company and Cabletron Systems, Inc.;

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

If we ship products that contain defects, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us. Complex software products frequently contain errors, defects or limitations, especially when first introduced or when new versions or enhancements are released. Despite our extensive product testing, we have in the past

                                 MICROMUSE INC.

released versions of Netcool/OMNIbus with defects and have discovered software errors in certain of our products after their introduction. For example, version
3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that limited market acceptance. Significant portions of our technical personnel resources were required to address these defects and limitations. Because of these defects and limitations, we could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers. Any defects, errors or limitations in new versions or enhancements of our products after commencement of commercial shipments would harm our business.

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

The sales cycle for our software products can be as long as three to nine months, and our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

We depend on our key personnel, and the loss of any of our key personnel could harm our business.

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. We do not generally have employment contracts with key personnel. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times and continue to experience difficulty in recruiting qualified personnel. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel.

We have acquired another business and we may make additional acquisitions in the future, which

                                 MICROMUSE INC.

will complicate our management tasks and could result in substantial expenditures.

We have acquired another business and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on November 2, 1999, we entered into an agreement to acquire Calvin Alexander Networking, Inc., a small developer of network auto-discovery software. Because of these past and potential future acquisitions, we will need to integrate distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

o     failure to successfully assimilate acquired operations and products;

o     diversion of our management's attention from other matters;

o     loss of key employees of acquired companies;

o     substantial transaction costs;

o substantial liabilities or exposures in the acquired entity that were not known or accurately evaluated or forecast by us; and

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

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues in fiscal 2000 and for the foreseeable future thereafter. Although we have introduced Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/FireWall-1, Netcool/Fusion, Netcool/NTSM, Netcool/Impact, Netcool/Wave and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

                                 MICROMUSE INC.

We derive a significant portion of our revenues in any particular period from a limited number of customers. Three customers each accounted for 15%, 14%, and 12%, respectively, of revenues for the quarter ended March 31, 2000. In the comparable period of the prior year, one customer accounted for 13% of revenues. We expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative of the United States dollar have adversely impacted our results in the past and may do so in the future. These fluctuations can cause our prices to not be competitive or raise our expenses and reduce our profitability. License, maintenance and service revenues outside of the United States accounted for 35%, 36% and 39% of our total revenues in the six months ended March 31, 2000, fiscal 1999 and 1998, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

Our international operations and revenues involve a number of other inherent risks, including:

o longer receivables collection periods and greater difficulty in accounts receivable collection;

o difficulty in staffing and generally higher costs associated with managing foreign operations;

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

o Changes in payroll, stock option, employee stock purchase and business related taxation.

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

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete. As a result, the life cycles of our products are difficult to estimate and we must constantly develop, market and sell new and enhanced products. If we fail to do so, our business will be harmed. For example, the widespread adoption of a new architecture for managing telecommunications networks (for example TMN architecture) would force us to adapt our products to such standard, which we may be unable to do on a timely basis or at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. Further, the introduction or announcement of new product offerings by us or one or more of our competitors may cause our customers to defer licensing of our existing products.

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

We have designed and tested our products to be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is largely completed but will be ongoing. . We believe that our products performed well during the roll-over from 1999 to 2000. Any undetected or unreported errors or defects associated with Year 2000 date functions could result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. If such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2000, no hedging contracts were outstanding.

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

Item 2. Changes in Securities and Use of Proceeds.

The Board of Directors approved a two-for-one split of its common stock for each share of record held at close of business on February 3, 2000. The shares resulting from the split have been distributed by our transfer agent.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on January 26, 2000 in San Francisco, California. Of the 16,312,531 shares outstanding as of the record date, 12,484,657 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

        NOMINEE                         VOTES FOR               VOTES ABSTAINING
        -------                         ---------               ----------------

        Gregory Q. Brown                12,473,857                             0
        Michael E.W. Jackson            12,473,947                             0
        Kathleen M.H. Wallman           12,467,387                             0

(2) To ratify the Company's appointment of KPMG as Independent accountants for the Company for the Company for the fiscal year ending September 30, 2000.

        Votes For               12,482,628

        Votes Against                1,584

        Votes Abstaining               445

Item 5. Other Information.

Not applicable.

                                 MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

Exhibit
Number      Description
-------     --------------------------------------------------------------------
 2.1+       Agreement and Plan of Reorganization, dated November 2, 1999, by and among Micromuse Inc., CAN Acquisition Corp., Calvin Alexander
            Networking, Inc., Adam Forbes and Michael Wood.

 2.2++      Amendment to Agreement and Plan of Reoganization

 3.1++ Restated Certificate of Incorporation of the Registrant, as amended to date.

 3.2++      Amended and Restated Bylaws of the Registrant.

 4.1++      Reference is made to Exhibits 3.1, 3.2, and 10.4.

 4.2++      Specimen Common Stock certificate.

  5.1       Opinion of Gunderson Dettmer Stough Villeneuve Franklin &
            Hachigian, LLP

10.4++ Amended and Restated Investors' Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

23.1        Consent of Independent Auditors

23.2 Consent of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP (included in the opinion filed as Exhibit 5.1)

24.1 Power of Attorney (reference is made to the signature page of this Registration Statement

27.1        Financial Data Schedule

            + Incorporated by reference from the exhibit 10.11 to Registrant's annual report on Form 10-K for the year ended September 30, 1999, filed on December 28, 1999.

            ++ incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-95939) as filed with the SEC on February 1, 2000.

      (b) Reports on Form 8-K

            The company filed one report on Form 8-K during the quarter ended March 31, 2000. Information on the item reported on is as follows:

      Date                      Item reported on

      February 25, 2000         Acquisition of Calvin Alexander Networking "CAN"

                                 MICROMUSE INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                              MICROMUSE INC.
                              (Registrant)

                              By: /s/ STEPHEN A. ALLOTT
                              -----------------------------------------------
                              Stephen A. Allott

                              Director, President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)