Form 10-Q
period 2000-06-30
MICROMUSE INC
filed 2000-08-14
CIK 1036425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                        Commission file number 000-23783

                                 MICROMUSE INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-3288385
-------------------------------                     ----------------------------
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

                                 Yes |X| No |_|

      34,694,010 shares of Common Stock, $0.01 par value, were outstanding as of July 31, 2000

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - Financial Information

Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2000
            and September 30, 1999                                             3

          Condensed Consolidated Statements of Operations for the
            three and nine months ended June 30, 2000 and 1999                 4

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2000 and 1999                                5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            28

PART II - Other Information

Item 1.  Legal Proceedings                                                    29

Item 2.  Changes in Securities and use of Proceeds                            29

Item 3.  Defaults upon Senior Securities                                      29

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 5.  Other Information                                                    29

Item 6.  Exhibits and Reports on Form 8-K                                     30

Signature                                                                     31

Part I - FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements

                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                  (Unaudited)

                                     ASSETS

                                                                 June 30,  September 30,
                                                                   2000         1999
                                                                ---------  -------------
Current assets:
   Cash and cash equivalents                                    $  82,083    $  35,058
   Short-term investments                                          18,466       34,689
   Accounts receivable, net                                        14,960        9,613
   Prepaid expenses and other current assets                        4,959        3,871
   Deferred income taxes                                              359          359
                                                                ---------    ---------
     Total current assets                                         120,827       83,590
   Property and equipment, net                                      8,584        5,984
   Deferred income taxes                                            1,031        1,031
   Goodwill and purchased intangible assets, net                   28,516           --
                                                                ---------    ---------
                                                                $ 158,958    $  90,605
                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   2,734    $   4,210
   Accrued expenses                                                15,021        4,798
   Income taxes payable                                             2,539        1,919
   Deferred revenue                                                20,924        9,672
                                                                ---------    ---------
     Total current liabilities                                     41,218       20,599

Stockholders' equity
   Preferred stock; $0.01 par value; 5,000 shares authorized
     no shares issued and outstanding                                  --           --
   Common stock; $0.01 par value; 60,000 shares authorized;
     34,600 and 32,326 shares outstanding as of June 30, 2000
     and September 30, 1999, respectively                             346          323
   Additional paid-in capital                                     126,700       73,586
   Deferred compensation                                              (61)        (103)
   Accumulated other comprehensive losses                          (1,110)        (286)
   Accumulated deficit                                             (8,135)      (3,514)
                                                                ---------    ---------
     Total stockholders' equity                                   117,740       70,006
                                                                ---------    ---------
                                                                $ 158,958    $  90,605
                                                                =========    =========

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                             Three months ended      Nine months ended
                                                                   June 30,               June 30,
                                                             -------------------   --------------------
                                                               2000       1999       2000        1999
                                                             --------   --------   --------    --------
Revenues:
  License                                                    $ 24,167   $ 11,568   $ 60,619    $ 29,860
  Maintenance and services                                      8,765      3,854     21,783       9,014
                                                             --------   --------   --------    --------
     Total revenues                                            32,932     15,422     82,402      38,874
                                                             --------   --------   --------    --------

Cost of revenues:
  License                                                       1,362        601      3,272       1,768
  Maintenance and services                                      4,233      1,974     10,739       4,783
                                                             --------   --------   --------    --------
     Total cost of revenues                                     5,595      2,575     14,011       6,551
                                                             --------   --------   --------    --------
        Gross profit                                           27,337     12,847     68,391      32,323
                                                             --------   --------   --------    --------

Operating expenses:
  Sales and marketing                                          14,628      7,450     36,292      18,785
  Research and development                                      4,879      2,583     12,459       6,412
  General and administrative                                    3,050      1,466      7,680       4,284
  Purchased in-process research and development                    --         --     11,066          --
  Amortization of goodwill and purchased intangible assets      1,595         --      3,224          --
  Executive recruiting costs                                       --         --         --         720
                                                             --------   --------   --------    --------
     Total operating expenses                                  24,152     11,499     70,721      30,201
                                                             --------   --------   --------    --------
        Income (loss) from operations                           3,185      1,348     (2,330)      2,122

Other income, net                                               1,628      1,279      3,387       2,987
                                                             --------   --------   --------    --------
  Income before income taxes                                    4,813      2,627      1,057       5,109
Income tax provision (benefit)                                  2,371        250      5,678        (635)
                                                             --------   --------   --------    --------
  Net income (loss)                                          $  2,442   $  2,377   $ (4,621)   $  5,744
                                                             ========   ========   ========    ========

Per share data:
  Basic net income (loss)                                    $   0.07   $   0.07   $  (0.14)   $   0.18
  Diluted net income (loss)                                  $   0.06   $   0.07   $  (0.14)   $   0.17

Weighted average shares used in computing:
  Basic net income (loss) per share                            34,471     31,822     34,057      31,708
  Diluted net income (loss) per share                          39,221     34,902     34,057      34,378

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                  Nine months ended
                                                                      June 30,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Cash flows from operating activities:
  Net income (loss)                                             $ (4,621)   $  5,744
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                  5,024       1,184
    Amortization of deferred employee compensation                    42          42
    Purchased in-process research and development                 11,066          --
    Compensation expense related to warrant                           --         462
    Tax benefit related to exercise of stock options               4,008          --
    Changes in operating assets and liabilities net of
      acquired accounts:
      Accounts receivable, net                                    (5,347)     (2,620)
      Prepaid expenses and other current assets                   (1,029)     (2,932)
      Accounts payable                                            (1,479)      1,259
      Accrued expenses                                            10,223       2,537
      Income taxes payable                                           620          --
      Deferred revenue                                            11,252         478
                                                                --------    --------
        Net cash provided by operating activities                 29,759       6,154
                                                                --------    --------
Cash flows from investing activities:
  Capital expenditures                                            (4,455)     (3,200)
  Maturity (purchase) of investments, net                         16,223      (7,471)
  Acquisition of CAN net assets, net of cash acquired               (146)         --
                                                                --------    --------
    Cash provided by (used in) investing activities               11,622     (10,671)
                                                                --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           6,468          --
  Proceeds from issuance of treasury stock                            --       1,805
  Purchase of treasury stock                                          --      (9,540)
                                                                --------    --------
    Net cash provided by (used in) financing activities            6,468      (7,735)
                                                                --------    --------
Effects of exchange rate changes on cash and cash equivalents       (824)       (325)
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents              47,025     (12,577)
Cash and cash equivalents at beginning of period                  35,058      22,798
                                                                --------    --------
Cash and cash equivalents at end of period                      $ 82,083    $ 10,221
                                                                ========    ========

    See accompanying notes to the condensed consolidated financial statement

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Shareholder's Equity and Stock Split

All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on February 3, 2000.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the nine-month period ended June 30, 2000 was a warrant to acquire 53,334 shares of common stock at $14.82 per share, and options to acquire approximately 6.4 million shares of common stock, with a weighted average exercise price of $18.38 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

                                                      Three months ended      Nine months ended
                                                            June 30,               June 30,
                                                      -------------------   --------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   --------    --------
Numerator for basic and diluted net income (loss)     $  2,442   $  2,377   $ (4,621)   $  5,744
                                                      ========   ========   ========    ========
Denominator for basic net income (loss) per
  share - weighted-average shares outstanding           34,471     31,822     34,057      31,708
  Dilutive effect of:
    Common stock options                                 4,750      3,027         --       2,646
    Warrant                                                 --         53         --          24
                                                      --------   --------   --------    --------
Denominator for diluted net income (loss) per share     39,221     34,902     34,057      34,378
                                                      ========   ========   ========    ========

Concentration of Revenues

No one customer accounted for more than 10% of revenues for the quarter ended June 30, 2000. In the comparable period of the prior year, one customer accounted for 12% of revenues.

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

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding operations in different geographic regions is as follows (in thousands):

                                      Three months ended      Nine months ended
                                           June 30,               June 30,
                                      -------------------   --------------------
                                        2000       1999       2000        1999
                                      --------   --------   --------    --------
Revenues:
  United States                       $ 19,986   $ 10,912   $ 53,377    $ 26,305
  International                         12,946      4,510     29,025      12,569
                                      --------   --------   --------    --------
    Total                             $ 32,932   $ 15,422   $ 82,402    $ 38,874
                                      ========   ========   ========    ========

Income (loss) from operations:
  United States                       $    270   $    288   $  1,729    $    684
  International                          2,915      1,060     (4,059)      1,438
                                      --------   --------   --------    --------
    Total                             $  3,185   $  1,348   $ (2,330)      2,122
                                      ========   ========   ========    ========

                                      June 30,   September 30,
                                        2000         1999
                                      --------   -------------

Identifiable assets:
  United States                       $127,695      $79,208
  International                         31,263       11,397
                                      --------      -------
    Total                             $158,958      $90,605
                                      ========      =======

Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

Recent Pronouncement

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 2000. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

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

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 until the Company's first fiscal quarter of 2001. SAB 101B "Second
Amendment: Revenue Recognition in Financial Statements" delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is evaluating the effect that such adoption may have on its financial statements.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The Company does not anticipate that FIN 44 will have a material effect on its financial statements.

Note 2. Acquisition of Calvin Alexander Networking, Inc.

On November 2, 1999, the Company entered into and, on December 28, 1999, it closed an agreement to acquire all of the outstanding common and preferred shares of Calvin Alexander Networking, Inc. ("CAN"), a privately-held company that develops leading-edge network auto-discovery technology. Under the terms of the acquisition agreement, the Company issued approximately 143,000 shares of its common stock, or approximately $43 million, to acquire CAN. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees. A portion of the consideration for the transaction is subject to a one-year lock-up agreement and a one-year price guarantee.

A summary of the allocation of the purchase price is as follows (in millions):

      In-process research and development                 $11.1
      Total tangible assets                                 0.2
      Intangible assets:
          Assembled workforce                               0.3
          Core technology                                   5.7
          Goodwill                                         25.7
                                                          -----
             Total intangible assets                       31.7

                                                          -----
          Total                                           $43.0
                                                          -----

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

                                 MICROMUSE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following summary, which was prepared on a pro forma basis, combines the Company's consolidated results of operations with CAN's results of operations for the three and nine months ended June 30, 2000 and 1999, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                          Three months ended   Nine months ended
                                                June 30,           June 30,
                                          ------------------   -----------------
                                            2000      1999      2000      1999
                                           -------   -------   -------   -------

Revenues                                   $32,932   $15,422   $82,402   $38,874
                                           =======   =======   =======   =======
Net income                                 $ 2,442   $   622   $ 4,693   $   730
                                           =======   =======   =======   =======

Net income per share:
  Basic                                    $  0.07   $  0.02   $  0.14   $  0.02
  Diluted                                  $  0.06   $  0.02   $  0.12   $  0.02

Shares used in per share
computation:
  Basic                                     34,471    32,261    34,201    32,147
  Diluted                                   39,221    35,341    39,202    34,817

A reconciliation of the numerators and denominators used in the above pro forma basic and diluted net income per share amounts follows:

                                               Three months ended   Nine months ended
                                                     June 30,           June 30,
                                               ------------------   -----------------
                                                   2000      1999      2000      1999
                                                -------   -------   -------   -------
Numerator for basic and diluted net income      $ 2,442   $   622   $ 4,693   $   730
                                                =======   =======   =======   =======
Denominator for basic net income per
  share - weighted-average shares outstanding    34,471    32,261    34,201    32,147
  Dilutive effect of:
    Common stock options                          4,750     3,027     4,974     2,646
    Warrant                                          --        53        27        24
                                                -------   -------   -------   -------
Denominator for diluted net income per share     39,221    35,341    39,202    34,817
                                                =======   =======   =======   =======

Note 3. Subsequent Event

On June 20, 2000 and July 20, 2000, the Company entered into and subsequently closed, respectively, an agreement to acquire all of the outstanding common and preferred shares of NetOps Corp. ("NetOps"), a privately held software company headquartered in Pleasantville, N.Y. Under the terms of the acquisition agreement, the Company issued common stock and cash worth approximately $24 million to acquire NetOps. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of NetOps employees.

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

                                 MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                               Three months ended   Nine months ended
                                                     June 30,            June 30,
                                               ------------------   -----------------
As a Percentage of Total Revenues:               2000      1999      2000      1999
                                                ------    ------    ------    ------
Revenues:
  License                                         73.4%     75.0%     73.6%     76.8%
  Maintenance and services                        26.6%     25.0%     26.4%     23.2%
                                                ------    ------    ------    ------
    Total revenues                               100.0%    100.0%    100.0%    100.0%
                                                ------    ------    ------    ------

Cost of revenues:
  License                                          4.1%      3.9%      4.0%      4.5%
  Maintenance and services                        12.9%     12.8%     13.0%     12.3%
                                                ------    ------    ------    ------
    Total cost of revenues                        17.0%     16.7%     17.0%     16.8%
                                                ------    ------    ------    ------
      Gross profit                                83.0%     83.3%     83.0%     83.2%
                                                ------    ------    ------    ------

Operating expenses:
  Sales and marketing                             44.4%     48.3%     44.0%     48.3%
  Research and development                        14.8%     16.7%     15.1%     16.5%
  General and administrative                       9.3%      9.5%      9.3%     11.0%
  Purchased in-process research & development      0.0%      0.0%     13.4%      0.0%
  Amortization of goodwill and purchased
    intangible assets                              4.8%      0.0%      3.9%      0.0%
  Executive recruiting costs                       0.0%      0.0%      0.0%      1.9%
                                                ------    ------    ------    ------
    Total operating expenses                      73.3%     74.6%     85.8%     77.7%
                                                ------    ------    ------    ------
      Income (loss) from operations                9.7%      8.7%     -2.8%      5.5%

Other income, net                                  4.9%      8.3%      4.1%      7.7%
                                                ------    ------    ------    ------
  Income before income taxes                      14.6%     17.0%      1.3%     13.1%
Income tax provision (benefit)                     7.2%      1.6%      6.9%     -1.6%
                                                ------    ------    ------    ------
  Net income (loss)                                7.4%     15.4%     -5.6%     14.8%
                                                ======    ======    ======    ======

As a Percentage of Related Revenues:
Cost of license revenues                           5.6%      5.2%      5.4%      5.9%
Cost of maintenance and services revenues         48.3%     51.2%     49.3%     53.1%

                                 MICROMUSE INC.

Revenues. Revenues increased to $32.9 million and $82.4 million in the quarter and nine months ended June 30, 2000, respectively, from $15.4 million and $38.9 million in the comparable periods of the prior year. License revenues increased to $24.2 million and $60.6 million in the quarter and nine months ended June 30, 2000, respectively, from $11.6 million and $29.9 million in the comparable periods of the prior year. The growth of license revenues was primarily due to the expansion of our sales organization, an increase in the number of product licenses sold and the increased sales of the other elements of the Netcool suite of products reflecting the increased demand for Netcool(R)/OMNIbus and other products. Maintenance and services revenues increased to $8.8 million and $21.8 million in the quarter and nine months ended June 30, 2000, respectively, from $3.9 million and $9.0 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed customer base. License revenues as a percentage of total revenues decreased to 73% and 74% in the quarter and nine months ended June 30, 2000, respectively, from 75% and 77% in the comparable periods of the prior year, due primarily to services revenues returning to historic levels.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 6% in the quarter ended June 30, 2000, from 5% in the comparable period of the prior year primarily due to an increase in third-party royalty costs, partially offset by economies of scale. Cost of license revenues as a percentage of license revenues decreased to 5% in the nine months ended June 30, 2000, from 6% in the comparable period of the prior year primarily due to the increase economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 48% and 49% in the quarter and nine months ended June 30, 2000, respectively, from 52% and 53% in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $14.6 million and $36.3 million in the quarter and nine months ended June 30, 2000, respectively, from $7.5 million and $18.8 million in the comparable periods of the prior year. These changes were primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 44% in the quarter and nine months ended June 30, 2000, from 48% in both of the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Research and Development Expenses. Research and development expenses increased to $4.9 million and $12.5 million in the quarter and nine months ended June 30, 2000, respectively, from $2.6 million and $6.4 million in the comparable periods of the prior year. These increases were the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues declined to 15% in both the quarter and nine months ended June 30, 2000, from 17% in both of the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

General and Administrative Expenses. General and administrative expenses increased to $3.1 million and $7.7 million in the quarter and nine months ended June 30, 2000, respectively, from $1.5 million

                                 MICROMUSE INC.

and $4.3 million in the comparable periods of the prior year. These increases were primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a percentage of revenues declined to 9% in both the quarter and nine months ended June 30, 2000, from 10% and 11% in the comparable periods of the prior year. These reductions were primarily due to the increased scale of operations.

Purchased In-Process Research and Development Expense. The $11.1 million charge in the nine months ended June 30, 2000, reflects the portion of Calvin Alexander Networking, Inc.'s research and development efforts that, at the time of acquisition, had not reached technological feasibility and had no alternative future uses.

Amortization of Goodwill and Purchased Intangible Assets. The charge of $1.6 million and $3.2 million in the quarter and nine months ended June 30, 2000, respectively, reflects the amortization of the goodwill and purchased intangible assets over estimated useful lives of three to five years.

Executive Recruiting Costs. The prior year executive recruiting costs of $0.7 million included a charge related to the fair value of the warrant issued to the executive search firm to purchase 53,334 shares of the Company's common stock at a price of $14.82 per share, cash fees paid to the executive search firm and certain relocation costs.

Other Income, Net. Other income increased to $1.6 million and $3.4 million in the quarter and nine months ended June 30, 2000, respectively, from $1.3 million and $3.0 million in comparable periods of the prior year. This net increase was primarily due to the interest income related to the increase in cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

As of June 30, 2000, we had $82.1 million in cash and cash equivalents and $18.5 million in marketable securities. The net increase of $47.0 million in cash and cash equivalents in the nine months ended June 30, 2000 was due primarily to the net maturities of $16.2 million in marketable securities, increase in accrued expenses and deferred revenue and proceeds from the issuance of common stock. These sources of cash were partially offset by a net loss, the increase in accounts receivable and the purchase of capital equipment. The increase in accrued expenses was due primarily to the timing of payroll tax payments related to exercised stock options and, to a lesser extent, the growth in the business. The increase in deferred revenue was due primarily to an increase in maintenance renewals, the growth in the business, and orders where the revenue recognition criteria had not been met as of June 30, 2000. The increase in accounts receivable reflects the growth in related revenues offset partially by improved collections.

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

                                 MICROMUSE INC.

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

Our Year 2000 internal readiness program primarily covers: information technology-based office facilities, data and voice communications, building management and security systems, taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. We have not experienced material disruptions in our business associated or our internal systems, but there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in our internal information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). Contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

Our quarterly revenues and operating results in business segments that we track fluctuate and are difficult to predict. It is possible that in some quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, or in the event adverse conditions prevail, or are perceived to prevail, with respect to our business or financial markets generally, the market price of our common stock may decline significantly.

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

o     the extent of market consolidation; and

o     software defects and other product quality problems.

Failure to manage our growth may adversely affect our business.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown from 321 employees on September 30, 1999 to 425 employees on June 30, 2000 and currently plan to recruit more staff.

Failure to improve our infrastructure may adversely affect our business.

We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions. Further, we need to continue to develop a U.S.-based financial and accounting system. Our business will be harmed if we are unable to recruit and retain these key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channel of distribution. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 35%, 36% and 26% of our total revenues in the nine months ended June 30, 2000, fiscal 1999 and 1998,

                                 MICROMUSE INC.

respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Lucent Technologies, Unisphere (Siemens) and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including internet service providers, that deliver advanced communications services to their customers have accounted for approximately 82%, 79% and 68% of our total revenues in the nine months ended June 30, 2000, fiscal 1999 and 1998, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on November 2, 1999, we entered into and on December 28, 1999 we completed an agreement to acquire Calvin Alexander Networking, Inc., a small developer of network auto-discovery software. On June 20, 2000 and July 20, 2000, the Company entered into and subsequently closed, respectively, an agreement to

                                 MICROMUSE INC.

acquire all of the outstanding common and preferred shares of NetOps Corp., a privately held software company headquartered in Pleasantville, N.Y. Because of these past and potential future acquisitions, we will need to integrate distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

We derive a significant portion of our revenues in any particular period from a limited number of customers. No customers accounted for more than 10% of revenues for the quarter ended June 30, 2000. In the comparable period of the prior year, one customer accounted for 12% of revenues. We

                                 MICROMUSE INC.

expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative of the United States dollar have adversely impacted our results in the past and may do so in the future. These fluctuations can cause our prices to not be competitive or raise our expenses and reduce our profitability. License, maintenance and service revenues outside of the United States accounted for 38%, 36% and 39% of our total revenues in the nine months ended June 30, 2000, fiscal 1999 and 1998, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operation may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we target certain market segments. Therefore, any economic downturns in general or in the targeted segments in particular would harm our business.

We have various mechanisms in place to discourage takeover attempts.

                                 MICROMUSE INC.

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

We have designed and tested our products to be Year 2000 compliant. Our evaluation of Year 2000-related risks and corrective actions in connection with such third-party applications, internally developed products and local operating systems is ongoing. We believe that our products performed well during the roll-over from 1999 to 2000 and February 29, 2000. We incorporate herein by reference the Year 2000 Compliance and Euro Conversion discussion included earlier in this Form 10-Q.

                                 MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2000, no hedging contracts were outstanding.

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

                                 MICROMUSE INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

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

                                 MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

Exhibit
Number      Description
--------    --------------------------------------------------------------------
  2.1+      Agreement and Plan of Reorganization, dated November 2, 1999, by and among Micromuse Inc., CAN Acquisition Corp., Calvin Alexander
            Networking, Inc., Adam Forbes and Michael Wood.
  2.2++     Amendment to Agreement and Plan of Reorganization
  3.1++     Restated Certificate of Incorporation of the Registrant, as amended to date.
  3.2++     Amended and Restated Bylaws of the Registrant.
  4.1++     Reference is made to Exhibits 3.1, 3.2 and 10.4.
  4.2++     Specimen Common Stock certificate.
  5.1       Opinion of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian,
            LLP
 10.4++     Amended and Restated Investors' Rights Agreement by and among the
            Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.
 23.1       Consent of Independent Auditors
 23.2       Consent of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian,
            LLP (included in the opinion filed as Exhibit 5.1)
 24.1       Power of Attorney (reference is made to the signature page of this
            Registration Statement
 27.1       Financial Data Schedule

            + Incorporated by reference from the exhibit 10.11 to Registrant's annual report on Form 10-K for the year ended September 30, 1999, filed on December 28, 1999.

            ++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-95939) as filed with the SEC on February 1, 2000.

      (b) Reports on Form 8-K

            The company filed one report on Form 8-K during the quarter ended June 30, 2000. Information on the item reported on is as follows:

      Date                      Item reported on

      February 25, 2000         Acquisition of Calvin Alexander Networking "CAN"

                                 MICROMUSE INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                       MICROMUSE INC.
                                       (Registrant)


                                       By: /s/ STEPHEN A. ALLOTT
                                       -----------------------------------------
                                       Stephen A. Allott

                                       Director, President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized Officer)