Form 10-K405
period 2000-09-30
MICROMUSE INC
filed 2000-12-29
CIK 1036425

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

                  For the Fiscal Year Ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on November 30, 2000 was approximately $3.1 billion. As of November 30, 2000, there were 70,880,356 shares of Registrant's common stock (adjusted for the two-for-one stock split effective December 2000), $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2000 annual meeting of stockholders scheduled to be held on February 1, 2001, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          -----
                                     PART I

Item 1.  Business                                                           3
Item 2.  Properties                                                        11
Item 3.  Legal Proceedings                                                 11
Item 4.  Submission of Matters to a Vote of Security Holders               11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            12
Item 6.  Selected Financial Data                                           13
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14
Item 7a. Quantitative and Qualitative Disclosures About Market Risk        28
Item 8.  Financial Statements and Supplementary Data                       29
Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosures                                      46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                46
Item 11. Executive Compensation                                            47
Item 12. Security Ownership of Certain Beneficial Owners and Management    47
Item 13. Certain Relationships and Related Transactions                    47

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K   47

Signatures                                                                 48

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

Item 1. Business

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance -- the effective monitoring and management of multiple elements underlying a network-based service delivery infrastructure. The infrastructure might include network devices, computing systems and other managed environments. Our Netcool(R) product suite collects, normalizes and consolidates high volumes of event information from heterogeneous network management environments into a high-speed in-memory database that de-duplicates and correlates the resulting data in real-time, and then rapidly distributes graphical views of the information to operators and administrators responsible for monitoring service levels. Netcool's unique architecture allows for the rapid, programmerless association of devices and specific attributes of those devices to the business services they impact. This readily enables administrators to create and modify their service views during systems operations to monitor particular business services or customer networks, rapidly identify which users are affected by which network faults, pinpoint sources of network problems, automate operator responses, facilitate problem resolution and report on the results.

We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. We have distribution agreements with Cisco Systems, CTC (Itochu), Datacraft, Ericsson Data Services, and Unisphere (Siemens), among others. As of September 30, 2000, we had more than 870 customers operating in and serving a variety of industries. Micromuse customers include AirTouch, America Online, AT&T, BT, Cable & Wireless, Cellular One, Charles Schwab, Deutsche Telekom, Digex, EarthLink, GTE, ITC^DeltaCom, MCI Worldcom, NextLink, and a number of financial investment concerns.

Micromuse operates as a single operating segment, and further geographic and segment information is included in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Products and Technology

Netcool(R) Suite Overview

Micromuse's Netcool suite helps telecommunications firms, Internet service providers, and business-oriented enterprises maintain the uptime of network-based customer services and applications. It is designed to monitor large-scale networks in realtime, allowing network operators to quickly identify and address problems before they lead to trouble.

To match the diversity of any network, the Netcool suite includes an open architecture and a library of off-the-shelf software modules that collect event information from more than 250 network environments. These environments include management applications, voice or data networking equipment, Internet and wide-area services, and computer systems.

Because it is easy to use, deploys quickly, scales as the network grows, and provides a rapid return on investment, the Netcool suite is suited for the highly demanding service provider industries, including:

>>    Long-distance carriers
>>    Local-exchange voice carriers
>>    Cellular service providers
>>    Cable TV service providers
>>    Internet service providers
>>    Large-scale corporate enterprises

Netcool/OMNIbus(TM)

Micromuse developed the Netcool/OMNIbus, our flagship application, in 1994 to help one the world's largest network service providers manage service levels and maintain high availability of their voice, data, and Internet services.

Based on an open client-server architecture, Netcool/OMNIbus provides an off-the-shelf solution that is easy to implement, operate and customize. Netcool delivers flexibility and versatility as it accommodates virtually any networking environment right out of the box - from distributed heterogeneous environments to legacy systems and voice equipment. Its library of more than 250 Netcool Probes & Monitors collect event information from network environments such as SNMP and non-SNMP management applications, voice or data networking equipment, Internet wide-area services, and computer systems and databases.

Netcool/OMNIbus monitors networks for events - common network occurrences such as alerts, alarms, or other faults. It then reports them in customizable graphical and text formats. Netcool lets operators in the network operations center (NOC) graphically see what's happening inside the network in realtime, often enabling them to respond to problems before they cause outages in service. It can also automatically notify operators and designated technicians of events via email and paging.

How Netcool/OMNIbus Works. Once collected, event information is pushed by the Netcool Probes & Monitors into the Netcool ObjectServer(TM), the core component of the Netcool suite. The Netcool ObjectServer is a high-speed, in-memory database that maintains a central overview of events in one easy-to-read format. Using a point-and-click interface, operators can group events according to the business services they could potentially impact. Operators can react to events in realtime by displaying Netcool EventLists(TM), or monitor the availability of business services using service-level histogram summaries.

Netcool/OMNIbus's color-coded EventLists and histograms let operators identify problems. For example, they display critical events (i.e. those which have surpassed a pre-determined threshold) as red and less critical ones as green. In addition, Netcool/OMNIbus lets operators build personalized views of event data and service so they can view overall service availability and drill down to reveal specific details. They can also produce a variety of reports on user-defined criteria, such as services, business unit, operator, ticket number etc

Netcool/OMNIbus also helps providers expand their network services without incurring an increase in operating staff by streamlining the event management process. Operators receive event messages in a standardized format, allowing them to identify the location, platforms, applications, and users involved.

Built for Growth. The Netcool ObjectServer is scalable, built to grow as the customer's network grows. In addition, Netcool helps IT service providers leverage the Internet - they can access Netcool EventLists and service views over the Web, or manage services on Internet Protocol (IP) based networks. Numerous customers currently use the Netcool suite to monitor the availability of business services on IP networks ranging from Web sites and e-mail to mission-critical, firewall-secured intranets and extranets. And because Netcool combines IP events with voice and other non-IP events, it can also support emerging service technologies.

Netcool/OMNIbus for Voice Networks

Providers of carrier-grade voice services must typically dhere to a high standard of service availability and performance to meet evolving customer needs. To succeed, they must bridge the technology gap between traditional, circuit-switched voice networks and emerging, convergence-oriented technologies such as all-optical networking, DSL and Voice over IP.

Voice network providers worldwide use Micromuse Netcool software for realtime fault and service-level management, capable of managing both traditional and cutting-edge telecommunications technologies. Micromuse applied its extensive voice networks expertise to enhance Netcool technology for voice network providers and bundled the sophisticated new management capabilities into Netcool/OMNIbus for Voice Networks. The new solution set combines Netcool voice management technology with of new management and administration features. Netcool/OMNIbus for Voice Networks resides on top of the network and monitors voice devices without hindering their performance or other management applications.

Netcool/Reporter

Netcool/Reporter is a query and reporting tool that provides interaction with Netcool data archived in Informix, Oracle, Sybase, or Microsoft SQL Server databases. The multi-threaded Java-based application allows network operations center personnel to analyze key historical information over the Web using standard Web browsers. In addition, it allows the creation of a wide variety of charts, graphs, or text-based reports.

How Netcool/Reporter Works. Netcool/Reporter provides a Gateway that produces Netcool ObjectServer data in reportable format. Netcool/Reporter can report on any element or event that can be collected by the ObjectServer. The Gateway constantly updates the designated database with ObjectServer data.

Typically used by NOC managers, Netcool/Reporter provides immediate access to accurate, historical and realtime data about the network operations as captured by Netcool. For example, it can capture and present metrics, such as response time for specific events, in hourly, daily, weekly or monthly summaries. It can also present high-level management views by depicting event data by time, severity, status, etc. allowing managers to pinpoint problem areas. Drill-down features let managers view granularity behind the bar graphs or pie charts, such as the particular events contributing to the bar.

SLA Reports. Netcool/Reporter can help proactively prevent problems by displaying events per node and comparing results over time to illustrate trends and indicate impending crisis. Customers can create service-level agreement
(SLA) and other custom reports by selecting Netcool-collected objects and running functions against those objects to produce a variety of report types.

Netcool/Reporter supports full-featured query across 2D and 3D chart types, including scatter charts, pie charts, line charts, area charts, bar charts, stacked charts, box charts, grid charts (2D only), and tables.

Netcool/Internet Service Monitors(TM) (Netcool/ISMs)

The efficient management of Internet and IP-based services is now an essential component of every business, particularly Internet service providers (ISPs), managed network service providers (MNSPs), other integrated communications providers, including carriers, and corporate enterprises moving towards eBusiness. To provide this management control, Micromuse developed Netcool/Internet Service Monitors (Netcool/ISMs), a modular software suite. Netcool/ISMs v2.0 is now in production at many of the world's largest IT service providers.

A Carrier-Class Solution. The Netcool/ISM suite is a carrier-class solution designed to fully support ISPs and other businesses that rely on critical Internet services day after day. Out of the box, it provides real-time Internet availability and response time information for 18 different Internet protocols and applications by regularly testing each service at user-defined intervals. The information can be easily graphed against pre-defined service level metrics. This type of service-level management information is invaluable to ISPs, Web hosting organizations, and corporations utilizing mission-critical E-commerce and Web site initiatives.

The Netcool/ISMs 2.0 suite comprises easily deployed software modules that can be economically distributed to a number of points on the network, in comparison to competing solutions that are restricted to collecting data from a single, central point. Distribution of the various Monitors in the Netcool/ISM suite enables polling and monitoring to be spread across multiple machines on the network.

The Netcool/ISMs suite has been deployed to support rollout and effective use of emerging technologies including Voice over IP, Application Hosting, E-commerce, and the growing prevalence of enterprise portals embracing intranets and extranets.

Addressing the Technology Gap. Competing tools that merely report HTTP status or other basic Internet measures on isolated screens are of limited value because the data they collect cannot be used effectively by other management systems. This lack of integration hinders effective management in commercial organizations and makes it impossible for MNSPs and ISPs to measure and comply with customer-specific service-level agreements (SLAs).

Netcool/ISMs address this gap in functionality, channeling availability and response time data on 18 Internet protocols and services into the Netcool ObjectServer. This Netcool ObjectServer, combines the speed of a high-performance relational database with the flexibility of an object-oriented framework.

Once Internet service data is in the ObjectServer, operators can easily associate Internet response time and availability data with other
Netcool-collected enterprise-wide events and see the "big picture" to determine the cause of, and solutions to, any problems affecting Web sites. Because the suite is integrated with Micromuse's core Netcool/OMNIbus application, the need for a separate staff of Internet specialists is reduced or eliminated. Netcool/ISMs track Internet service availability and response time automatically, alerting Netcool operators of potential problems.

Netcool/Impact(TM)

Micromuse introduced Netcool/Impact in 1999, extending the functionality of the Netcool suite to provide realtime analysis on the impact of specific faults. Netcool/Impact is a toolkit that allows service providers and corporate enterprises to determine how Netcool-collected faults will impact IT-based business processes, network-based services, or any revenue generating system on the network.

In calendar Q2 2000, Micromuse enhanced this functionality with the release of Netcool/Impact v2.0. The new version delivers a totally new look and feel with an enhanced graphical user interface that makes Netcool/Impact even easier to use while augmenting its ability to tightly integrate with Netcool/OMNIbus and other applications in the Netcool suite.

Netcool/Impact v2.0 further boosts the system's user friendliness with a Policy Editor. In addition, Micromuse incorporated a Multiple Document Interface into Netcool/Impact's user interface, further expanding its capabilities to make data navigation easier by letting operators simultaneously view and/or edit multiple Netcool/Impact policies. Netcool/Impact v2.0 also supports several leading relational databases.

Fundamentally, Netcool/Impact provides operations personnel with the ability to solve typical network service delivery problems by building a bridge between realtime network event feeds and relevant information stored throughout the service provider's network that can be used to determine how specific events will affect business processes, services, and customers. Key Netcool/Impact capabilities can be summed as:

>> Impact Analysis - What service provider customers and business processes are impacted by these incoming faults/events?

>> Event Enrichment - What other information is relevant to this event - including information on how to resolve the problem.

>> Policy Management - What policies should I follow when resolving these faults/events?

How Netcool/Impact Works. Netcool/Impact accesses existing institutional knowledge in external databases and utilizes their inherent relationships. It can identify the effect of a single event or generalize how types of events affect services and users. In addition, Netcool/Impact can also automatically warn users about a pending problem before they notice a disruption in service. Netcool/Impact also helps organizations more efficiently resolve problems by automatically assigning incoming faults and events to particular support technicians and establishes the event status so technicians can prioritize their work. It also facilitates policy management by letting operators define resolution procedures for each particular event.

Netcool/Impact supports event escalation by keeping track of the time it takes for a technicians, or administrators to acknowledge an event and resolve the problem. If the event remains outstanding for a designated time period, Netcool/Impact escalates the event up the chain of responsibility. It provides impact analysis and facilitates policy-based management of realtime events and operator-initiated queries by leveraging data from different data sources and using it to define and enforce policies.

Netcool/Precision(TM)

The patented Netcool/Precision application is Micromuse's solution for the root-cause analysis and network discovery market spaces. It is designed to take the burden out of identifying and locating network faults. Faults that once took hours or even days to track down can now be found in a matter of seconds thanks to Netcool/Precision's patent-pending "Network Slice" technology.

Netcool/Precision rapidly identifies and traces faults throughout the network infrastructure at the Layer 2 and Layer 3 slot/port levels. It allows network operators to identify common network problems regardless of misconfigured or unmanaged devices, or devices that have been moved or changed.

Netcool/Precision successfully solves the underlying problem of determining where a fault originates by identifying the current physical path of transported data. Despite the vast number of possible communication paths, the "Network Slice" technology pinpoints the precise route, enabling technicians to resolve the problem in a fraction of the time they previously spent tracking down faults and their causes.

Netcool/Precision features two primary components: a hyper-accurate and reliable network topology server and a probable fault engine that analyze network-wide fault information received from more than 200 environments by the Netcool ObjectServer.

It creates a realtime picture of paths through which data traverses the network. It discovers the most probable cause of the fault at the actual data entry and departure port slot on a given router or switch and then presents a live ranking of possible faults in the Netcool EventList.

Netcool/Visionary(TM)

Netcool/Visionary is a network problem diagnosis software solution that integrates with the Netcool ObjectServer. Micromuse acquired this strategic technology when it acquired NetOps Corporation in July 2000. Because NetOps uses the Netcool trapd Probe to collect SNMP MIB information, Netcool/Visionary was immediately compatible out of the box with the rest of the Netcool family. By analyzing management information from industry-standard SNMP devices and applications, Netcool/Visionary provides realtime, device-centric diagnoses that explain why a problem occurred in the network infrastructure, at the device level.

Its underlying technology also has the ability to predict problems from occurring in the future, while providing significant savings on operational support. Off the shelf, Netcool/Visionary diagnoses infrastructure problems reported by Netcool-collected faults.

Position within the Netcool Suite. Using NetOps' progressive "MicroCorrelation" technology, Netcool/Visionary analyzes the MIB information to pinpoint the underlying cause of hundreds of unique problems. Once integrated, it will include the following complementary applications:

>> Netcool/OMNIbus, the flagship application, which provides network operators with a realtime window into the network, consolidates faults from more than 250 managed environments throughout the infrastructure, and allows operators to quickly ascertain which faults could adversely affect the availability of services. (WHAT the problem is.)

>> Netcool/Impact, which identifies which users and services will be impacted by faults while providing access to information on how to resolve them. (WHO the problem affects.)

>> Netcool/Precision, which identifies - down to the Layer 2 and Layer 3 IP/MAC address level - where a fault occurred and which device was the root cause of the fault (WHERE the problem is.)

>> Netcool/Visionary, which diagnoses problems in the network infrastructure, predicts and prevents future problems, and determines how they can be resolved at the device. (WHY the problem occurred and how it can be resolved.)

Target Markets

Many IT service providers need a comprehensive realtime event monitoring solution. The Netcool suite is essentially filling a void.

There are five clearly defined vertical markets in which Netcool software has been licensed - telecommunications, wireless, cable, Internet, and the corporate enterprise. They each face the same fundamental challenge - maintaining the availability of networked-based services to their customers or internal users.

Uniquely Adaptable. The Netcool suite can help IT service provider raise their service levels without the agony of long, painful and costly implementations. We realize that maintaining service availability ranks as one of the most critical functions in global network operations centers (NOCs) and Operations Service & Support centers (OSS).

The Netcool event processing architecture is uniquely adaptable to IT service environments. Off the shelf, the Netcool ObjectServer collects, processes, and presents event data from more than 250 elements and applications across the network to maintain the availability of services. Netcool offers the versatility to handle numerous elements across a wide spectrum of platforms and the scalability to keep pace with your network as it grows. This makes it suitable for IT service providers, whether they deliver services internally within an enterprise or externally to multiple customers on a regional or global scale.

Sales and Marketing

We market our software and services primarily through our direct sales organization with offices in Atlanta; Dallas; Edina; Minneapolis; New York; San Francisco; Washington, D.C.; Eindhoven; Frankfurt; London; Paris; Singapore; Sydney; Tokyo and Vienna, Austria. Additionally, we have a growing channel consisting of OEMs, value-added resellers and systems integrators.

Typically, the sales process will include an initial sales presentation, a product demonstration, at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes one to three months. Companies often purchase Netcool products to manage their internal data network initially and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who generally purchase additional software as their networks expand, or as additional sites within a customer learn of the services provided by, and the benefits of, Netcool.

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

Although we increased the size of our sales organization during the year ended September 30, 2000, we experienced difficulty in recruiting a sufficient number of qualified sales people during that period. If we are to achieve significant revenue growth in the future, we must both successfully train our existing sales force and recruit additional sales personnel. Competition for such individuals is intense, and there can be no assurance that we will be able to either retain and adequately train our current sales force or attract qualified sales personnel in the future. If we are unable to hire such people on a timely basis, our business, operating results or financial condition could be adversely affected. See "Risk Factors -- We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization."

To achieve significant growth in revenues in the future we must continue to improve the performance of our network of distribution partners. Our network of distribution partners currently includes VARs, systems integrators and OEM partners, including Cisco, CTC (Itochu), Datacraft, Ericsson Data Services and Unisphere (Siemens). Such partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of the our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain VARs, systems integrators and OEMs or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See "Risk Factors -- We need to continue to expand our distribution channels and retain our existing third-party distributors."

Because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software outside of the United States (i.e., "international sales") have historically comprised a significant portion of our total revenue. International sales accounted for 36%, 29% and 39% of total revenues in fiscal 2000, 1999 and 1998, respectively. We believe that a majority of these international sales were made to customers in the United Kingdom, France and Germany. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See "Risk Factors -- Our international sales and operations expose us to currency fluctuation risks and other inherent risks."

Technical Services

Our technical services organization provides customers with a full range of support services including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support including onsite maintenance. In addition, the technical services organization serves a variety of internal functions, including drafting support and training documentation, product management, product testing, research and development related to specific customer industries. We believe that superior technical services and support are critical to customer satisfaction and the development of customer relationships.

Our recent growth and the expansion of the customer base of the Netcool suite have increased the demands on our technical services organization. Competition for qualified technical personnel is intense. There can be no assurance that the current resources in our technical services organization will be sufficient to manage any future growth in our business. The failure to expand our technical services organization at least commensurate with the expansion in the installed base of Netcool products would have a material adverse effect on our business, operating results and financial condition. See "Risk Factors - We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization" and "We depend on our key personnel, and the loss of any of our key personnel could harm our business."

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

Research and Development

We believe that our future success depends in large part on our ability to continue to enhance existing products and develop new products that maintain technological and operational competitiveness and leadership and deliver a rapid ROI to our customers. We have historically developed and expect to continue to develop our products in conjunction with our existing and potential customers. Extensive product development input is obtained through customers, through our monitoring of end-user needs and changes in the marketplace and through partnerships with leading research institutes such as Cambridge University Centre for Communication Systems Research.

Our research and development organization is composed of two related engineering groups. The core technology group is responsible for the enhancement of Netcool/OMNIbus, including our real-time technologies and the exploration of new directions and applications of our Netcool ObjectServer, Netcool Probes & Monitors, Netcool Gateway, Netcool Data Source Adapters, Netcool Modules and Netcool Desktop technologies. The application development group is responsible for designing and developing off-the-shelf products that leverage the technologies developed by the core technology group. While both groups work closely with customers, the application development group depends on customer contact and partnerships for the rapid development of new realtime fault management and service assurance products. Both research and development groups work closely with our technical services organization and our marketing organization to incorporate customer feedback and market requirements into their product development agendas.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development, exclusive of purchased research and development costs, for fiscal 2000, 1999 and 1998 were $19.1 million, $9.5 million and $5.5 million, respectively. Since we anticipate that we will continue to commit substantial resources to research and development in the future, product development expenses are expected to increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs.

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. See "Risk Factors - Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete" and "Our products operate on third-party software platforms, and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers." In addition, software products as complex as ours may contain defects or failures when introduced or when new versions or enhancements are released. For example, the initial commercial release of Netcool/Reporter had features and performance characteristics that had limited market appeal. See "Risk Factors -- If we ship products that contain defects, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us."

Competition

Our products are designed for use in the evolving realtime fault management and service assurance markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the realtime fault management and service assurance markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun") and Hewlett-Packard Company ("HP"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.), Telcordia and Agilent (with its pending acquisition of Objective Systems Integrators, Inc. ("OSI")). In the future, as we enter new markets, we expect that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is significantly dependent upon our proprietary software technology. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights and, in the future, patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in our product shipments until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on our business, operating results and financial condition. See "Risk Factors -- Our efforts to protect our intellectual property may not be adequate, or a third-party could claim that we are infringing its proprietary rights" and "We rely on software that we have licensed from third-party developers to perform key functions in our products."

Employees

As of September 30, 2000, we had 514 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

We believe that our future success will depend in large part on our ability to attract and retain highly-skilled managerial, sales, technical services, customer support and product development personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could materially adversely affect on our business, operating results or financial condition. See "Risk Factors -- Failure to manage our growth may adversely affect our business; Failure to improve our infrastructure may adversely affect our business; We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization; and We depend on our key personnel, and the loss of any of our key personnel could harm our business."

Item 2. Properties

Our headquarters are located in approximately 21,935 square feet of office space in San Francisco, under a lease that expires in January 2008. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Atlanta; Dallas; Edina; New York; Washington, D.C.; Eindhoven; Frankfurt; Paris; Singapore; Sydney; Tokyo and Vienna, Austria. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market under the symbol "MUSE." The following table sets forth for the periods indicated the high and low closing prices of the common stock since the Company went public at $3.00 per share on February 13, 1998:

                         Fiscal 2000          Fiscal 1999        Fiscal 1998
                     -------------------  ------------------  ------------------
                       High       Low       High      Low       High       Low
                     -------------------  ------------------  ------------------
September 30         $105.000   $ 56.313  $ 16.500  $ 11.125  $ 10.281  $  3.438
June 30                82.750     31.000    12.813     8.156    10.203     5.375
March 31              103.000     36.422    11.500     5.141     6.656     4.719
December 31            45.625     15.688     5.969     2.000

The share prices above are adjusted for the two-for-one stock split effective February 2000, and the two-for-one stock split effective December 2000, as described in Note 10, Subsequent Event, in Notes to Consolidated Financial Statements included in this report.

On November 30, 2000, the closing price of the common stock on the Nasdaq National Market was $43.938 per share. As of November 30, 2000, there were approximately 134 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 2000, 1999 and 1998 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Unregistered Sales of Common Stock

The Company completed acquisitions of two privately-held companies in separate transactions on December 28, 1999 and July 18, 2000, by issuing approximately
1.8 million and 286,000 shares of the Company's common stock, respectively, to the stockholders of the acquired companies, without registering these shares under the Securities Act of 1933, as amended, in reliance upon the exemption from registration under Section 4(2) of that Act. Additional information concerning each of these transactions is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K.

Item 6. Selected Financial Data

Consolidated Statements of Operations Data:
(In thousands, except per share amounts)

                                                                                         Year ended September 30,
                                                                      -------------------------------------------------------------
Revenues:                                                               2000         1999         1998         1997         1996
                                                                      -------------------------------------------------------------
    License                                                           $  90,763    $  43,692    $  22,432    $   6,968    $   3,374
    Maintenance and services                                             32,770       14,378        5,829        2,324        1,141
                                                                      -------------------------------------------------------------
       Total revenues                                                   123,533       58,070       28,261        9,292        4,515
Cost of revenues:
    License                                                               4,998        2,379        1,320          523          311
    Maintenance and services                                             15,554        7,465        3,491        1,042          384
                                                                      -------------------------------------------------------------
       Total cost of revenues                                            20,552        9,844        4,811        1,565          695
                                                                      -------------------------------------------------------------
          Gross profit                                                  102,981       48,226       23,450        7,727        3,820
                                                                      -------------------------------------------------------------
Operating expenses:
    Sales and marketing                                                  54,039       27,420       15,710        8,970        1,768
    Research and development                                             19,117        9,453        5,535        2,042        1,582
    General and administrative                                           11,104        5,998        4,521        4,244          996
    Purchased in-process research and development                        11,406           --           --           --           --
    Amortization of goodwill and purchased intangible assets              5,737           --           --           --           --
    Executive recruiting costs                                               --          720           --           --           --
                                                                      -------------------------------------------------------------
       Total operating expenses                                         101,403       43,591       25,766       15,256        4,346
                                                                      -------------------------------------------------------------
          Income (loss) from operations                                   1,578        4,635       (2,316)      (7,529)        (526)
                                                                      -------------------------------------------------------------
Other income (expense):
    Interest income                                                       4,762        3,480        1,840           64            8
    Interest expense                                                         --         (341)        (312)      (1,268)        (212)
    Other                                                                   401          952          100         (200)          25
                                                                      -------------------------------------------------------------
       Income (loss) before income taxes                                  6,741        8,726         (688)      (8,933)        (705)
Income taxes                                                              8,835          840          150           --          100
                                                                      -------------------------------------------------------------
    Income (loss) from continuing operations                             (2,094)       7,886         (838)      (8,933)        (805)
Discontinued operations:
    Income (loss) from discontinued operations                               --           --           --         (104)         569
    Gain on disposition                                                      --           --           --        1,161           --
                                                                      -------------------------------------------------------------
       Net income (loss)                                                 (2,094)       7,886         (838)      (7,876)        (236)
Accretion on redeemable convertible preferred stock                          --           --       (1,334)        (755)          --
                                                                      -------------------------------------------------------------
    Net income (loss) applicable to holders of common stock           $  (2,094)   $   7,886    $  (2,172)   $  (8,631)   $    (236)
                                                                      =============================================================
Per share data:
    Basic net income (loss) from continuing operations
       applicable to holders of common stock                          $   (0.03)   $    0.12    $   (0.05)   $   (0.38)   $   (0.03)
    Diluted net income (loss) from continuing operations
       applicable to holders of common stock                          $   (0.03)   $    0.11    $   (0.05)   $   (0.38)   $   (0.03)
    Basic net income (loss) applicable to holders of common
       stock                                                          $   (0.03)   $    0.12    $   (0.05)   $   (0.34)   $   (0.01)
    Diluted net income (loss) applicable to holders of common
       stock                                                          $   (0.03)   $    0.11    $   (0.05)   $   (0.34)   $   (0.01)
Weighted average shares used in computing:
    Basic net income (loss) per share applicable to holders of
       common stock                                                      68,586       63,636       47,176       25,492       23,816
    Diluted net income (loss) per share applicable to holders
       of common stock                                                   68,586       70,016       47,176       25,492       23,816

Consolidated Balance Sheet Data:
(In thousands)

                                                                                     As of September 30,
                                                          -------------------------------------------------------------------------
                                                            2000            1999            1998            1997             1996
                                                          -------------------------------------------------------------------------
Cash and cash equivalents                                 $ 83,679        $ 35,058        $ 22,798        $ 13,741         $    594
Working capital (deficiency)                                96,847          62,991          58,193          13,181             (847)

Total assets                                               197,011          90,605          80,644          22,740            9,107
Redeemable convertible preferred stock                          --              --              --          22,865               --
Total stockholders' equity (deficit)                       152,523          70,006          67,718          (7,234)            (222)

Quarterly Financial Data:
(In thousands, except per share amounts)

Fiscal 2000:                                                                4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                                            --------------------------------------------------------
        Revenues                                                              $ 41,131       $ 32,932       $ 27,139       $ 22,331
        Gross profit                                                            34,590         27,337         22,565         18,489
        Income (loss) from operations                                            3,908          3,185          2,420         (7,935)
        Net income (loss) applicable to holders of common stock                  2,527          2,442          1,529         (8,592)
        Diluted net income (loss) per share                                   $   0.03       $   0.03       $   0.02       $  (0.13)

Fiscal 1999:                                                                4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                                            --------------------------------------------------------
        Revenues                                                              $ 19,196       $ 15,422       $ 12,624       $ 10,828
        Gross profit                                                            15,903         12,847         10,465          9,011
        Income from operations                                                   2,513          1,348            224            550
        Net income applicable to holders of common stock                         2,142          2,377          2,048          1,319
        Diluted net income per share                                          $   0.03       $   0.03       $   0.03       $   0.02

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

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance. The Company was founded in 1989 in London, England, and initially operated a systems integration business, reselling computer hardware and software products and providing consulting services, principally for managing networks. Leveraging our expertise in network management, we developed our Netcool/OMNIbus software, which we began shipping in January 1995. In March 1997, the Company was reorganized in Delaware and relocated its headquarters from London to San Francisco. In connection with the reorganization, we raised $4.9 million through the sale of equity securities and arranged a $3.0 million credit facility. In September 1997, we raised an additional $15.9 million through the sale of equity securities and sold our systems integration business for approximately $0.4 million, net of fees. In order to further the growth of the Netcool business, we completed an initial public offering ("IPO") of common stock on February 12, 1998, raising approximately $34.2 million, net of fees and expenses. With the proceeds from the financings and the sale of the systems integration business, we expanded operations and substantially increased development, sales and administrative headcount for the Netcool business. On July 28, 1998, we completed a follow-on offering of common stock, raising approximately $22.9 million, net of fees and expenses. To accommodate recent growth, to compete effectively and manage future growth, if any, we will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our workforce.

On December 28, 1999, we acquired all of the outstanding common and preferred stock of Calvin Alexander Networking, Inc. ("CAN"), a privately-held developer of network auto-discovery technology. Under the terms of the acquisition agreement, we issued approximately 1.8 million shares of common stock (adjusted for the two-for-one stock split effective February 2000 and for the two-for-one stock split effective December 2000), then valued at approximately $43.0 million. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees.

On July 18, 2000, we acquired all of the outstanding common and preferred stock of NetOps Corporation ("NetOps"), a privately-held developer of diagnostic technology. Under the terms of the acquisition agreement, we issued cash and approximately 286,000 shares of common stock (adjusted for the two-for-one stock split effective December 2000), then valued in the aggregate at approximately $21.4 million. The transaction was accounted for under the purchase method of accounting and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of NetOps employees.

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

As of September 30, 2000, we had licensed our Netcool products to more than 870 customers worldwide. We license our software through our direct sales force, OEMs and value-added resellers. License revenues from OEMs and resellers combined, which are recognized upon the shipment to the OEMs and value-added resellers, accounted for approximately 34%, 34% and 26% of our total license revenues for fiscal 2000, 1999 and 1998, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 2000, 1999 and 1998, license, maintenance and service revenues outside of the United States accounted for 36%, 29% and 39% of our total revenues, respectively. See Note 7 of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

                                                                Year ended September 30,
                                                               -------------------------
As a Percentage of Total Revenues:                             2000      1999      1998
                                                               -------------------------
Revenues:
    License                                                     73.5%     75.2%     79.4%
    Maintenance and services                                    26.5%     24.8%     20.6%
                                                               -------------------------
       Total revenues                                          100.0%    100.0%    100.0%
Cost of revenues:
    License                                                      4.0%      4.1%      4.7%
    Maintenance and services                                    12.6%     12.9%     12.3%
                                                               -------------------------
       Total cost of revenues                                   16.6%     17.0%     17.0%
                                                               -------------------------
          Gross profit                                          83.4%     83.0%     83.0%
                                                               -------------------------
Operating expenses:
    Sales and marketing                                         43.7%     47.2%     55.6%
    Research and development                                    15.5%     16.3%     19.6%
    General and administrative                                   9.0%     10.3%     16.0%
    Purchased in-process research and development                9.2%       --        --
    Amortization of goodwill and purchased intangible assets     4.7%       --        --
    Executive recruiting costs                                    --       1.2%       --
                                                               -------------------------
       Total operating expenses                                 82.1%     75.0%     91.2%
                                                               -------------------------
          Income (loss) from operations                          1.3%      8.0%     (8.2)%
                                                               -------------------------
Other income (expense):
    Interest income                                              3.9%      6.0%      6.5%
    Interest expense                                              --      (0.6)%    (1.1)%
    Other                                                        0.3%      1.6%      0.4%
                                                               -------------------------
       Income (loss) before income taxes                         5.5%     15.0%     (2.4)%
Income taxes                                                     7.2%      1.4%      0.6%
                                                               -------------------------
       Net income (loss)                                        (1.7)%    13.6%     (3.0)%
Accretion on redeemable convertible preferred stock               --        --      (4.7)%
                                                               -------------------------
    Net income (loss) applicable to holders of common stock     (1.7)%    13.6%     (7.7)%
                                                               =========================

As a Percentage of Related Revenues:
Cost of license revenues                                         5.5%      5.4%      5.9%
Cost of maintenance and services revenues                       47.5%     51.9%     59.9%

Revenues

Our total revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided that the fee is fixed and determinable, no significant obligation remains and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. See Note 1 of Notes to Consolidated Financial Statements.

Our total revenues increased to $123.5 million in fiscal 2000 from $58.1 million in fiscal 1999 and $28.3 million in fiscal 1998. License revenues increased to $90.8 million in fiscal 2000 from $43.7 million in fiscal 1999 and $22.4 million in fiscal 1998, primarily as a result of an increase in the number of product licenses sold and in average transaction size, reflecting the increased acceptance of Netcool/OMNIbus, the expansion of our sales organization and the growing sales of Netcool/Internet Service Monitors, Netcool/Impact, Netcool/Reporter, Netcool/Precision and Netcool/Visionary. Maintenance and services revenues increased to $32.8 million in fiscal 2000 from $14.4 million in fiscal 1999 and $5.8 million in fiscal 1998, as a result of providing maintenance and services to a larger installed base in each successive year. The percentage of our total revenues attributable to software was 74%, 75% and 79% in fiscal 2000, 1999 and 1998, respectively. Maintenance and services revenues accounted for 26%, 25% and 21% in fiscal 2000, 1999 and 1998, respectively.

Revenues from U.S. operations were 64%, 71% and 61% of total revenues in fiscal 2000, 1999 and 1998, respectively. International revenues include all revenues other than those from the United States. See Note 7 of Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, ISPs and investment banks. License revenues from telecommunications industry customers and ISPs combined accounted for 82%, 79% and 68% of our total license revenues in fiscal 2000, 1999 and 1998, respectively. License revenues from investment banks accounted for 3%, 7% and 12% of total license revenues in fiscal 2000, 1999 and 1998, respectively. No one customer accounted for more than 10% of total revenue in fiscal 2000 and 1999. One customer accounted for approximately 10% of total revenue in fiscal 1998.

Cost of Revenues

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues increased slightly as a percentage of license revenues to 5.5% in fiscal 2000 from 5.4% in fiscal 1999 due primarily to an increase, as a percentage of license revenue, in product sales that bear royalties due to third parties. Cost of license revenues decreased as a percentage of license revenues to 5.4% in fiscal 1999 from 5.9% in fiscal 1998, as a result of economies of scale.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 48% in fiscal 2000 from 52% in fiscal 1999 and 60% in fiscal 1998, principally due to economies of scale. These decreases were partially offset by increased personnel, facilities and travel costs associated with growth in the customer support and technical services organization. We expect that maintenance and services costs will continue to increase in dollar amounts in future periods as we continue to hire additional customer support and technical services personnel and expand our maintenance, consulting and training activities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses increased to $54.0 million in fiscal 2000 from $27.4 million in fiscal 1999 and $15.7 million in fiscal 1998. The increases in both fiscal 2000 and fiscal 1999 reflected the hiring of additional personnel in connection with the building of our sales force. Sales and marketing expenses represented 44%, 47% and 56% of total revenues in fiscal 2000, 1999 and 1998, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we continue to hire additional sales, technical services and marketing personnel, to increase marketing activities and to build our indirect sales channel.

Research and Development Expenses

Research and development expenses, exclusive of purchased research and development costs, consist primarily of salaries and other personnel-related expenses and costs of computer systems and software development tools. Research and development expenses increased to $19.1 million in fiscal 2000 from $9.5 million in fiscal 1999 and $5.5 million in fiscal 1998. The increase in research and development expenses in each year was primarily attributable to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. In addition to increasing our research and development facility in London, we expanded our research and development presence in New York with the acquisitions of CAN and NetOps. Research and development expenses represented 16%, 16% and 20% of total revenues in fiscal 2000, 1999 and 1998, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that our research and development costs will increase in absolute dollar amounts as we continue to enhance and extend our core technologies and product lines. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems and human resources, as well as professional fees. General and administrative expenses increased to $11.1 million in fiscal 2000 from $6.0 million in fiscal 1999 and $4.5 million in fiscal 1998. These changes each year were primarily due to increased staffing, facilities costs and associated expenses necessary to manage and support our increased scale of operations. General and administrative expenses as a percentage of total revenues were 9%, 10% and 16% in fiscal 2000, 1999 and 1998, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staff, add infrastructure and incur additional costs related to the growth of our business.

Amortization of Goodwill and Purchased Intangible Assets

In connection with the CAN acquisition, we recorded goodwill and other intangible assets of approximately $31.7 million, which is being amortized on a straight-line basis over a period of three to five years. We also recorded an immediate expense of $11.1 million relating to in-process research and development.

In connection with the NetOps acquisition, we recorded goodwill and other intangible assets of approximately $21.2 million, which is being amortized on a straight-line basis over a period of three to five years. We also recorded an immediate expense of $0.3 million relating to in-process research and development.

Amortization of goodwill and intangible assets relating to our December 1999 acquisition of CAN and our acquisition of NetOps in July 2000 aggregated $5.7 million for the year ended September 30, 2000.

We expect amortization of approximately $11.1 million, $10.7 million, $10.5 million, $10.2 million and $4.7 million in the fiscal years ending September 30, 2001, 2002, 2003, 2004 and 2005, respectively, relating to the amortization of goodwill and other intangible assets. In addition, we may have additional acquisitions in future periods, which could give rise to additional goodwill or other intangible assets being acquired. If we acquire additional goodwill or other intangible assets, our acquisition-related amortization may increase in future periods.

Executive Recruiting Costs

The executive recruiting costs in fiscal 1999 include a $0.5 million charge related to the fair value of the warrant issued to the executive search firm to purchase 106,668 shares of our common stock at a price of $7.41 per share and approximately $0.2 million related to cash fees paid to the executive search firm and certain relocation costs.

Other Income (Expense)

Other income in fiscal 2000, 1999 and 1998 includes the interest earned from the proceeds raised from the public offerings and cash generated from operations, and foreign exchange gains and losses. Fiscal 1999 also included insurance proceeds related to the death of the former Chairman and Chief Executive Officer. The interest earned in fiscal 1998 was partially offset by the imputed interest expense related to the fiscal 1997 issuance of a warrant to purchase
5.7 million shares of Series A preferred stock at a per share exercise price of $0.50 issued in connection with the provision of a line of credit to the Company. See Note 4 of Notes to Consolidated Financial Statements.

Income Taxes

In fiscal 2000, the Company generated net operating losses primarily due to the tax benefits related to the exercise of stock options. The 1999 income tax provision reflects the utilization of prior years' net operating loss carry-forwards. The fiscal 1998 income tax provision consisted primarily of state and local taxes. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2000, we had $83.7 million in cash and cash equivalents and $31.6 million in marketable securities, up from $35.1 million in cash and cash equivalents and $34.7 million in marketable securities as of September 30, 1999. The net increase in cash and cash equivalents in fiscal 2000 was due primarily to the proceeds from the issuance of common stock, the increase in accrued expenses, deferred revenue, the net maturity of investments and the net loss adjusted for non-cash items. These sources of cash and cash equivalents were partially offset by capital expenditures, the increase in accounts receivable and prepaid expenses and other current assets, the acquisition of CAN and NetOps, and the decrease in accounts payable and income taxes payable. The increase in accrued expense, deferred revenue, and accounts receivable reflects the growth in the business, while the increase in prepaid expense and other current assets includes a prepayment of technology license fees to a third-party software vendor, rental deposits and prepaid value added taxes.

As of September 30, 1999, we had $35.1 million in cash and cash equivalents and $34.7 million in marketable securities, up from $22.8 million in cash and cash equivalents and $40.5 million in marketable securities as of September 30, 1998. The net increase in cash and cash equivalents in fiscal 1999 was due primarily to net income of $7.9 million, the net proceeds from the maturity and purchase of investments, the issuance of common stock, and the increase in accounts payable, income taxes payable, accrued expenses and deferred revenues. These sources of cash and cash equivalents were partially offset by the purchase of treasury stock, capital expenditures, and the increase in accounts receivable and prepaid expenses and other current assets. The increase in accounts receivable, accounts payable and accrued expenses reflects the growth in the business while the increase in prepaid expense and other current assets includes a prepayment of technology license fees to a third-party software vendor, rental deposits and prepaid value added taxes.

As of September 30, 2000, the Company's principal commitments consisted of obligations under operating leases. See Note 8 of Notes to Consolidated Financial Statements.

We believe that our current cash balances and the cash flows generated by operations, if any, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

Because we have a relatively limited operating history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. We first shipped our Netcool/OMNIbus product in January of 1995 and therefore have a limited operating history of developing and providing service level management software. Our limited operating history and rapidly changing product development, installation, maintenance and market dynamics make the prediction of future results of operations difficult. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. We intend to increase our operating expenses to hire experienced senior managers, develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. Our operating results will be harmed if these increased expenditures do not result in increased revenues.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

Our quarterly revenues and operating results in geographic segments that we track fluctuate and are difficult to predict. It is possible that in some quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, or in the event adverse conditions prevail, or are perceived to prevail, with respect to our business or financial markets generally, the market price of our common stock may decline significantly.

We realize a significant portion of our license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, our sales cycle, from initial evaluation to delivery of software, varies substantially from customer to customer. Further, we base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results.

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

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown from 321 employees on September 30, 1999 to 514 employees on September 30, 2000 and currently plan to recruit more staff.

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

We need to continue to hire additional sales personnel. Based on our experience, such personnel are in high demand, are difficult to recruit and retain and require nine months, or longer, to become fully productive. Although we increased the size of our sales organization during fiscal 2000, we experienced difficulty in recruiting a sufficient number of qualified sales personnel during that period. Our business will be harmed if we are unable to recruit additional sales personnel or increase the productivity of our current sales personnel. Further, because of the recent expansion of the installed base of Netcool/OMNIbus, Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall, Netcool/Fusion, Netcool/NTSMs, and Netcool/Impact, and the release of our Netcool/OMNIbus for Voice Networks, Netcool/Precision and Netcool/Visionary, the demands on our technical services and customer support resources have grown rapidly. We need to significantly expand our technical services and customer support organizations and similar third-party capabilities if we are to achieve significant additional revenue growth. Competition for additional qualified technical personnel to perform the required functions is intense and such personnel may not be available. If our technical services and customer support resources are insufficient to support our growth our business will be harmed.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 34%, 34% and 26% of our total revenues in fiscal 2000, 1999 and 1998, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens) and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, and the size of this market is unproven.

The market for our products is in an early stage of development and is very dynamic. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level agreements has increased the demand for fault and service level management software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 82%, 79% and 68% of our total revenues in fiscal 2000, 1999 and 1998, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a slowdown in the growth of, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of a significant slowdown in the growth or capital spending of the telecommunications industry, our business could be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

Our business depends on the continued growth of the Internet.

A significant portion of our revenues comes from telecommunications carriers, Internet service providers and other customers that rely upon or are driven by the Internet. As a result, our future results of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Our business could be harmed if this rapid growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines.

Furthermore, the growth and development of the market for Internet-based services may prompt the introduction of new laws and regulations. Laws, which impose additional burdens on those companies that conduct business online, could decrease the expansion of the use of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.
We face intense competition, including from larger competitors with greater resources than our own, which could result in our losing market share or experiencing a decline in gross margins.

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

If we ship products that contain defects, the market acceptance of our products and our reputation will be harmed, and our customers could seek to recover their damages from us.

If we ship products that contain defects, the market acceptance of our products and our reputation will be harmed, and our customers could seek to recover their damages from us. Complex software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite our extensive product testing, we have in the past released versions of Netcool/OMNIbus with defects and have discovered software errors in certain of our products after their introduction. For example, version 3.0 of Netcool/OMNIbus, released in 1996, had a number of material defects. Version 1.0 of Netcool/Reporter, released in 1998, had features and performance characteristics that limited market acceptance. A significant portion of our technical personnel resources were required to address these defects. Because of these defects, we could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers. Any defects and errors in new versions or enhancements of our products after commencement of commercial shipments would harm our business.

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

The sales cycle for our software products can be as long as nine months, and our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and requires us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on December 28, 1999 we completed the acquisition of Calvin Alexander Networking, Inc., a developer of network auto-discovery software. On July 18, 2000, the Company completed the acquisition of NetOps Corporation, a developer of network diagnostic software. Because of these acquisitions, we will need to integrate distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

Further, some of the products we acquire would require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization expense. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues.

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2000 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

We derive a significant portion of our revenues in any particular period from a limited number of customers. Although no customer accounted for more than 10% of revenues in the fiscal 2000 and 1999, we expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. These fluctuations can cause our prices to not be competitive or raise our expenses and reduce our profitability. License, maintenance and service revenues outside of the United States accounted for 36%, 29% and 39% of our total revenues in fiscal 2000, 1999 and 1998, respectively. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

o changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers;

o changes in payroll, stock option, employee stock purchase and business related taxation;

o     political or economic instability;

o     lack of acceptance of non-localized products;

o     legal and cultural differences in the conduct of business; and

o     immigration regulations that limit our ability to deploy our employees.

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

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete. As a result, the life cycles of our products are difficult to estimate and we must constantly develop, market and sell new and enhanced products. If we fail to do so, our business will be harmed. For example, the widespread adoption of new architecture standards for managing telecommunications networks (for example TMN architecture) would force us to adapt our products to such standard, which we may be unable to do on a timely basis or at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. Further, the introduction or announcement of new product offerings by us or one or more of our competitors may cause our customers to defer licensing of our existing products.

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

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we target certain market segments. Therefore, any economic downturns in general or in the targeted segments in particular would harm our business.

Future sales of our common stock may affect the market price of our common stock.

As of September 30, 2000, we had approximately 70.5 million shares of common stock outstanding, excluding approximately 13.2 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.01 to $104.31 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception the such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

We have various mechanisms in place to discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

o "blank check": preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

o a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors

In addition, Section 203 of the General Corporation Law of the State of Delaware, which is applicable to us, and our stock incentive plans, may discourage, delay or prevent a change of control of Micromuse.

Year 2000 issues could impair our business.

We have designed and tested our products to be Year 2000 compliant. We continue to believe that our products performed well during the roll-over from 1999 to 2000 and February 29, 2000. However, any undetected or unreported errors or defects associated with Year 2000 date functions could result in material costs to us. In addition, certain components of our products process timestamp information from third-party applications or local operating systems. If such third-party applications or local operating systems are not Year 2000 compliant, our products that process such timestamp information may not be Year 2000 compliant.

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

Euro conversion may adversely affect our business.

On January 1, 1999, various European countries established fixed conversion rates between their existing currencies and a new single currency known as the Euro to be introduced through a transition period ending in 2002. Issues we are reviewing as a result of the Euro include updating information technology systems, assessing currency risk, reviewing licensing agreements and contracts for currency issues, and processing tax and accounting records. Although we do not currently expect the Euro to have a material adverse effect on our financial conditions or results of operations, we cannot assure that issues relating to the Euro will not harm our business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 2000, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.8%. We do not expect any material loss with respect to our investment portfolio.

Item 8. Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                                    As of September 30,
                                                                                  ----------------------
                                                                                    2000         1999
                                                                                  ---------    ---------
Current assets:
     Cash and cash equivalents                                                    $  83,679    $  35,058
     Short-term investments                                                          31,614       34,689
     Accounts receivable,  net of allowance for doubtful accounts of $1,472 and
     $282 as of September 2000 and 1999, respectively                                17,898        9,613
     Prepaid expenses and other current assets                                        6,044        3,871
     Deferred income taxes                                                            2,100          359
                                                                                  ---------    ---------
         Total current assets                                                       141,335       83,590
     Property and equipment, net                                                      8,495        5,984
     Deferred income taxes                                                               --        1,031
     Goodwill and other intangible assets, net                                       47,181           --
                                                                                  ---------    ---------
                                                                                  $ 197,011    $  90,605
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $   2,919    $   4,210
     Accrued expenses                                                                18,900        4,798
     Income taxes payable                                                               712        1,919
     Deferred revenue                                                                21,957        9,672
                                                                                  ---------    ---------
         Total current liabilities                                                   44,488       20,599
Commitments and contingencies

Stockholders' equity:
     Preferred stock; $0.01 par value; 5,000 shares authorized;
         no shares issued and outstanding                                                --           --
     Common stock; $0.01 par value; 200,000 shares authorized;
         70,520 and 64,651 shares issued and outstanding as of September 30,
         2000 and 1999, respectively                                                    705          646
     Additional paid-in capital                                                     159,061       73,263
     Deferred compensation                                                              (47)        (103)
     Accumulated other comprehensive loss                                            (1,588)        (286)
     Accumulated deficit                                                             (5,608)      (3,514)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 152,523       70,006
                                                                                  ---------    ---------
                                                                                  $ 197,011    $  90,605
                                                                                  =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                              Year ended September 30,
                                                                        -----------------------------------
Revenues:                                                                 2000         1999         1998
                                                                        ---------    ---------    ---------
    License                                                             $  90,763    $  43,692    $  22,432
    Maintenance and services                                               32,770       14,378        5,829
                                                                        ---------    ---------    ---------
       Total revenues                                                     123,533       58,070       28,261
Cost of revenues:
    License                                                                 4,998        2,379        1,320
    Maintenance and services                                               15,554        7,465        3,491
                                                                        ---------    ---------    ---------
       Total cost of revenues                                              20,552        9,844        4,811
                                                                        ---------    ---------    ---------
          Gross profit                                                    102,981       48,226       23,450
                                                                        ---------    ---------    ---------
Operating expenses:
    Sales and marketing                                                    54,039       27,420       15,710
    Research and development                                               19,117        9,453        5,535
    General and administrative                                             11,104        5,998        4,521
    Purchased in-process research and development                          11,406           --           --
    Amortization of goodwill and other intangible assets                    5,737           --           --
    Executive recruiting costs                                                 --          720           --
                                                                        ---------    ---------    ---------
       Total operating expenses                                           101,403       43,591       25,766
                                                                        ---------    ---------    ---------
          Income (loss) from operations                                     1,578        4,635       (2,316)
                                                                        ---------    ---------    ---------
Other income (expense):
    Interest income                                                         4,762        3,480        1,840
    Interest expense                                                           --         (341)        (312)
    Other                                                                     401          952          100
                                                                        ---------    ---------    ---------
       Income (loss) before income taxes                                    6,741        8,726         (688)
Income taxes                                                                8,835          840          150
                                                                        ---------    ---------    ---------
       Net income (loss)                                                   (2,094)       7,886         (838)
Accretion on redeemable convertible preferred stock                            --           --       (1,334)
                                                                        ---------    ---------    ---------
    Net income (loss) applicable to holders of common stock             $  (2,094)   $   7,886    $  (2,172)
                                                                        =========    =========    =========
Per share data:
    Basic net income (loss) applicable to holders of common stock       $   (0.03)   $    0.12    $   (0.05)
    Diluted net income (loss) applicable to holders of common stock     $   (0.03)   $    0.11    $   (0.05)
Weighted average shares used in computing:
    Basic net income (loss) per share applicable to holders of common
       stock                                                               68,586       63,636       47,176
    Diluted net income (loss) per share applicable to holders of
       common stock                                                        68,586       70,016       47,176

          See Accompanying Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                                              Accumulated
                                        Common stock      Additional        Treasury stock       Deferred        other
                                   ---------------------   paid-in     ----------------------     stock      comprehensive
                                      Shares      Amount   capital       Shares       Amount   compensation      loss
                                   ---------------------------------------------------------------------------------------
Balance as of September 30, 1997      26,823   $     268   $   2,189         (480)   $    (300)   $    (215)   $      52

Stock options exercised                  477           4         258           --           --           --           --
Issuance of common stock under
  stock purchase plan                    246           4         625           --           --           --           --
Issuance of common stock in
  public offerings, net of
  related costs                       13,328         132      51,640        3,590        5,300           --           --
Treasury stock purchased                  --          --          --       (3,110)      (5,000)          --           --
Conversion of Series B and C
  preferred stock                     17,953         180      22,431           --           --           --           --
Exercise of Series A warrants          5,364          52       1,536           --           --           --           --
Amortization of deferred
  employee Compensation                   --          --          --           --           --           56           --
Foreign currency translation
  adjustment                              --          --          --           --           --           --          (94)
Net loss                                  --          --          --           --           --           --           --
Accretion on redeemable
  convertible preferred stock             --          --          --           --           --           --           --
                                   ---------------------------------------------------------------------------------------
Balance as of September 30, 1998      64,191         640      78,679           --           --         (159)         (42)
                                   ---------------------------------------------------------------------------------------

Stock options exercised                  443           4      (5,406)       1,512        7,215           --           --
Issuance of common stock under
  stock purchase plan                     17           2        (875)         488        2,325           --           --
Treasury stock purchased                  --          --          --       (2,000)      (9,540)          --           --
Compensation expense related to
  issuance of a warrant                   --          --         462           --           --           --           --
Tax benefit related to the
  exercise of stock options               --          --         403           --           --           --           --
Amortization of deferred
  employee Compensation                   --          --          --           --           --           56           --
Foreign currency translation
  adjustment                              --          --          --           --           --           --         (244)
Net income                                --          --          --           --           --           --           --
                                   ---------------------------------------------------------------------------------------
Balance as of September 30, 1999      64,651         646      73,263           --           --         (103)        (286)
                                   ---------------------------------------------------------------------------------------

Stock options exercised                3,278          33      12,478           --           --           --           --
Issuance of common stock under
  stock purchase plan                    453           5       3,312           --           --           --           --
Warrant exercised                         97          --          --           --           --           --           --
Tax benefit related to the
  exercise of stock options               --          --       8,878           --           --           --           --
Amortization of deferred
  employee compensation                   --          --          --           --           --           56           --
Stock issued in acquisition of
  CAN                                  1,755          18      42,668           --           --           --           --
Stock issued in acquisition of
  NetOps                                 286           3      18,462           --           --           --           --
Foreign currency translation
  adjustment                              --          --          --           --           --           --       (1,302)
Net loss                                  --          --          --           --           --           --           --
                                   ---------------------------------------------------------------------------------------
Balance as of September 30, 2000      70,520   $     705   $ 159,061           --    $      --    $     (47)   $  (1,588)
                                   =======================================================================================

                                                     Total
                                                  stockholders'      Total
                                   Accumulated       equity      comprehensive
                                     deficit        (deficit)    income (loss)
                                   -------------------------------------------
Balance as of September 30, 1997     $  (9,228)     $  (7,234)       $      --

Stock options exercised                     --            262
Issuance of common stock under
  stock purchase plan                       --            629
Issuance of common stock in
  public offerings, net of
  related costs                             --         57,072
Treasury stock purchased                    --         (5,000)
Conversion of Series B and C
  preferred stock                           --         22,611
Exercise of Series A warrants               --          1,588
Amortization of deferred
  employee Compensation                     --             56
Foreign currency translation
  adjustment                                --            (94)             (94)
Net loss                                  (838)          (838)            (838)
Accretion on redeemable
  convertible preferred stock           (1,334)        (1,334)
                                   -------------------------------------------
Balance as of September 30, 1998       (11,400)        67,718             (932)
                                   -------------------------------------------

Stock options exercised                     --          1,813
Issuance of common stock under
  stock purchase plan                       --          1,452
Treasury stock purchased                    --         (9,540)
Compensation expense related to
  issuance of a warrant                     --            462
Tax benefit related to the
  exercise of stock options                 --            403
Amortization of deferred
  employee Compensation                     --             56
Foreign currency translation
  adjustment                                --           (244)            (244)
Net income                               7,886          7,886            7,886
                                   -------------------------------------------
Balance as of September 30, 1999        (3,514)        70,006            7,642
                                   -------------------------------------------

Stock options exercised                     --         12,511
Issuance of common stock under
  stock purchase plan                       --          3,317
Warrant exercised                           --             --
Tax benefit related to the
  exercise of stock options                 --          8,878
Amortization of deferred
  employee compensation                     --             56
Stock issued in acquisition of
  CAN                                       --         42,686
Stock issued in acquisition of
  NetOps                                    --         18,465
Foreign currency translation
  adjustment                                --         (1,302)          (1,302)
Net loss                                (2,094)        (2,094)          (2,094)
                                   -------------------------------------------
Balance as of September 30, 2000     $  (5,608)     $ 152,523        $  (3,396)
                                   ===========================================

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year ended September 30,
                                                                                   -----------------------------------
                                                                                      2000        1999         1998
                                                                                   -----------------------------------
Cash flows from operating activities:
   Net income (loss)                                                               $  (2,094)   $   7,886    $    (838)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                   10,158        1,580        1,201
      Amortization of deferred compensation                                               56           56           56
      Compensation expense related to issuance of warrant                                 --          462           --
      Tax benefit related to the exercise of stock options                             8,878          403           --
      Purchased in-process research and development                                   11,406           --           --
      Deferred income taxes                                                           (1,164)        (895)          --
      Changes in operating assets and liabilities:
         Accounts receivable                                                          (8,744)      (3,118)      (2,034)
         Prepaid expenses and other current assets                                    (2,423)      (2,582)        (354)
         Related party loan                                                               --           85        1,068
         Accounts payable                                                             (1,183)       2,137         (581)
         Accrued expenses                                                             12,656        1,471          194
         Income taxes payable                                                         (1,111)       1,919           --
         Deferred revenue                                                             12,632        2,146        6,204
                                                                                   -----------------------------------
             Cash provided by operating activities                                    39,067       11,550        4,916

Cash flows from investing activities:
   Capital expenditures                                                               (7,026)      (4,596)      (1,719)
   Acquisition of businesses, net of cash acquired                                    (1,621)          --           --
   Purchase of investments                                                          (110,329)     (58,552)     (57,831)
   Proceeds from the maturity of investments                                         113,404       70,872       10,822
                                                                                   -----------------------------------
             Cash provided by (used in) investing activities                          (5,572)       7,724      (48,728)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                        15,828        3,265       57,963
   Purchase of treasury stock                                                             --       (9,540)      (5,000)
   Proceeds from issuance of redeemable convertible preferred stock                       --           --           --
                                                                                   -----------------------------------
             Cash provided by (used in) financing activities                          15,828       (6,275)      52,963

Effects of exchange rate changes on cash and cash equivalents                           (702)        (739)         (94)
                                                                                   -----------------------------------
Net increase in cash and cash equivalents                                             48,621       12,260        9,057
Cash and cash equivalents at beginning of year                                        35,058       22,798       13,741
                                                                                   -----------------------------------
Cash and cash equivalents at end of year                                           $  83,679    $  35,058    $  22,798
                                                                                   ===================================

Supplemental disclosures of cash flow information:
   Cash paid during the year -- interest                                           $      --    $      51    $      36
   Cash paid during the year -- taxes                                              $      42    $      34    $      28
   Non-cash financing activities:
      Accretion of redeemable convertible preferred stock                          $      --    $      --    $   1,334
      Exercise of warrants to purchase redeemable convertible Series A preferred
         stock for common stock                                                    $      --    $      --    $   1,588
      Conversion of redeemable convertible Series B and C preferred stock to
         common stock                                                              $      --    $      --    $  22,611

      Common stock issued in acquisitions                                          $  61,151    $      --    $      --

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Micromuse Inc. and its subsidiaries (the "Company") develops and supports a family of scalable, highly configurable, rapidly deployable software solutions for the effective monitoring and management of multiple elements underlying an enterprise's information technology infrastructure. The Company maintains its U.S. headquarters in San Francisco, California and its European headquarters in London, England.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications, none of which effected net income, have been made to prior amounts to conform to the current year presentation.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. At September 30, 2000, the Company had investments in excess of insured amounts of approximately $112.1 million. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations. No one customer accounted for more than 10% of revenues for the year ended September 30, 2000

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable approximates their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2000, the Company had invested $44.2 million in cash and money market funds, $19.4 million in debt securities issued by U.S. government agencies and $51.7 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, typically two years for equipment and three years for furniture. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the lease term.

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

Goodwill and Other Intangible Assets

The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over three to five years. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

Revenue Recognition

License revenues are recognized upon the acceptance of a purchase order and shipment of the software provided that the fee is fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. Allowances for credit losses and for estimated future returns are provided for upon shipment. Credit losses and returns to date have not been material. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for consulting and training services are recognized as the services are performed. The Company adheres to the revenue recognition requirements of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all element arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

Income Taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation arrangements using the intrinsic value method. As such, compensation expense is recorded when on the date of grant the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock.

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the years ended September 30, 2000 and 1998 were nil and 18.0 million shares of redeemable convertible preferred stock and options to acquire 13.2 million and 5.9 million shares of common stock, respectively, with a weighted-average exercise price of $22.33 and $1.20 per share, respectively, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                                Year ended September 30,
                                                            -------------------------------
                                                              2000        1999       1998
                                                            -------------------------------
      Numerator for basic and diluted net income (loss)
          applicable to holders of common stock             $ (2,094)   $  7,886   $ (2,172)
                                                            ===============================
      Denominator for basic net income (loss) per
          share - weighted-average shares outstanding         68,586      63,636     47,176
      Dilutive effect of:

          Common stock options                                    --       6,272         --
          Warrant                                                 --         108         --
                                                            -------------------------------
      Denominator for diluted net income (loss) per share     68,586      70,016     47,176
                                                            ===============================

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

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company adopted SFAS No. 133 on October 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 until the Company's first fiscal quarter of 2001. SAB 101B "Second
Amendment: Revenue Recognition in Financial Statements" delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 in its fourth fiscal quarter of 2001 and is evaluating the effect that such adoption may have on its financial statements.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

Note 2. Acquisitions

On December 28, 1999, the Company acquired all of the outstanding common and preferred stock of Calvin Alexander Networking, Inc. ("CAN"), a privately-held developer of network auto-discovery technology. Under the terms of the acquisition agreement, the Company issued approximately 1.8 million shares of its common stock, then valued at approximately $43.0 million. The transaction was accounted for under the purchase method of accounting with CAN's results of operations included from the acquisition date, and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of CAN employees.

A summary of the allocation of the purchase price is as follows (in millions):

      Total tangible assets, net                        $ 0.2
      Intangible assets:
          In-process research and development            11.1
          Assembled workforce                             0.3
          Core technology                                 5.7
          Goodwill                                       25.7
                                                        -----
             Total intangible assets                     42.8

                                                        -----
      Total                                             $43.0
                                                        =====

At the time of the acquisition, the estimated aggregate fair value of CAN's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $11.1 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being amortized on a straight-line basis over the estimated life of five years.

On July 18, 2000, the Company acquired all of the outstanding common and preferred stock of NetOps Corporation ("NetOps"), a privately-held developer of diagnostic technology. Under the terms of the acquisition agreement, the Company issued cash and approximately 286,000 shares of its common stock, then valued in aggregate at approximately $21.4 million. The transaction was accounted for under the purchase method of accounting with NetOps' results of operations included from the acquisition date, and was treated as a tax-free reorganization for federal income tax purposes. Certain agreements have been made to promote the retention and motivation of NetOps employees.

A summary of the allocation of the purchase price is as follows (in millions):

      Total tangible liabilities, net                 $(0.1)
      Intangible assets:
          In-process research and development           0.3
          Assembled workforce                           0.9
          Trademarks                                    0.9
          Non-compete agreements                        0.7
          Core technology                              10.1
          Goodwill                                      8.6
                                                      -----
             Total intangible assets                   21.5

                                                      -----
      Total                                           $21.4
                                                      =====

At the time of the acquisition, the estimated aggregate fair value of NetOps research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $0.3 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being amortized on a straight-line basis over the estimated life of five years.

The following summary, which was prepared on a pro forma basis, combines the Company's consolidated results of operations with CAN and NetOps results of operations for the year ended September 30, 2000 and 1999, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

                                                   Year ended September 30,
                                                   ------------------------
                                                       2000        1999
                                                   ------------------------
      Revenues                                       $124,319    $ 60,570
      Net income (loss)                                  $381     ($5,327)

      Net income (loss) per share:
           Basic                                     $   0.01    $  (0.08)
           Diluted                                   $   0.00      ($0.08)

      Shares used in per share computation:
           Basic                                       68,954      65,384
           Diluted                                     79,110      65,384

Note 3. Balance Sheet Components (in thousands)

                                                         As of September 30,
                                                     --------------------------
      Property and equipment:                          2000              1999
                                                     --------------------------
         Computer equipment                          $ 10,226          $  6,413
         Furniture and fixtures                         1,640             1,342
         Leasehold improvements                         1,864             1,507
         Other                                          3,295             1,212
                                                     --------------------------
                                                       17,025            10,474
         Accumulated depreciation and amortization     (8,530)           (4,490)
                                                     --------------------------
                                                     $  8,495          $  5,984
                                                     ==========================

      Goodwill and Other Intangible Assets:
         Goodwill                                    $ 34,334          $     --
         Core technology                               15,790                --
         Assembled workforce                            1,210                --
         Trademarks                                       840                --
         Non-compete agreements                           710                --
                                                     --------------------------
                                                       52,884                --
         Accumulated amortization                      (5,703)               --
                                                     --------------------------
                                                     $ 47,181          $     --
                                                     ==========================

      Accrued expenses:
         Payroll and commission related              $  9,992          $  2,844
         Other                                          8,908             1,954
                                                     --------------------------
                                                     $ 18,900          $  4,798
                                                     ==========================

Note 4. Redeemable Convertible Preferred Stock and Stockholders' Equity
(Deficit)

Redeemable Convertible Preferred Stock

A $3.0 million line of credit was made available to the Company in March 1997. Interest under the line of credit was at no more than prime plus 2% and funds drawn were to be used to finance an acquisition or other vehicles of growth as approved by the Board of Directors. If exercised, the line of credit became due and payable upon the earliest of a qualified public offering, a qualified acquisition, or expiration of the Series A warrant issued in conjunction with the line of credit. During fiscal 1997, the Company drew down $1.0 million, which was repaid as of September 30, 1997. The warrant expired on the earlier of March 2002, or the closing date of a public offering, merger, or acquisition of the Company. The warrant issued in conjunction with the line of credit allowed the holder to purchase 5.7 million shares of the Series A preferred stock at an exercise price of $0.50 per share. The warrant was initially recorded at fair value of $1.4 million, which was included in the carrying value of the Series A preferred stock and treated as a debt issuance cost. This cost was amortized to interest expense over the period from the date of issuance to the anticipated date of the initial public offering, which resulted in a non-cash interest charge of $300,000 and $1.1 million in fiscal 1998 and 1997, respectively. Under the terms of the initial public offering, all the outstanding shares of Series B and Series C preferred stock were converted into 8.0 million shares and 10.0 million shares of common stock, respectively, upon the closing of the IPO. In addition, a warrant to purchase Series A preferred stock was converted into 5.4 million shares of common stock.

Common Stock

In February 1998, the Company raised approximately $34.2 million of net proceeds from the sale of approximately 12.9 million shares of the Company's common stock in its IPO.

In July 1998, the Company raised approximately $22.9 million of net proceeds from the sale of approximately 4.0 million shares of the Company's common stock in a follow-on public offering.

All share and per-share numbers herein reflect the two-for-one stock split of the Company's common stock that occurred for stockholders of record on February 3, 2000 and also for the two-for-one split announced by the Board of Directors in October 2000 (Note 10) thus effecting an overall four-for-one stock split.

On December 5, 2000, the stockholders approved an increase in the authorized common stock to 200 million shares. The financial information included in this report has been restated to give effect to the increased number of authorized shares. See Note 10.

Treasury Stock

In November 1997, the Company repurchased, from a stockholder who was an officer and a director, approximately 3.1 million shares of common stock at $1.61 per share for a total price of $5.0 million. The stockholder used a portion of the proceeds to repay an interest-free loan from the Company.

In October 1998, the Board of Directors authorized the repurchase of up to 6.0 million shares, or approximately 9% of our outstanding common stock. As of December 31, 1998, the Company had repurchased 2.0 million shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program. As of September 30, 1999, all the shares of treasury stock had been reissued.

Stock Option Plan

Under the Company's 1997 and 1998 Stock Option/Stock Issuance Plans (the "Plans"), options to purchase shares of common stock may be granted to employees, officers, directors and consultants (officers and directors are not eligible for grants under the 1998 Plan). The Plans provide for the issuance of incentive and non-statutory options that must be granted at an exercise price not less than 100% and 85% of the fair market value of the common stock on the date of grant, respectively (110% if the person to whom the option is granted is a 10% stockholder). Incentive options may only be granted to employees under the 1997 Plan. Options generally vest over four years from the date of grant. The options expire between five and ten years from the grant date, and any vested options must normally be exercised within three months after termination of employment. The Plans are administered by the Company's Board of Directors and its Compensation Committee.

A summary of the status of the Company's options under the Plans is as follows:

                                                              Outstanding options
                                              ----------------------------------------------------
                                               Number of      Weighted-average    Weighted-average
                                                shares         exercise price         fair value
                                              ----------------------------------------------------
      Balance as of September 30, 1997          5,248,344               $ 0.60              $   --
        Granted at market value                 1,863,696                 2.72                1.69
        Exercised                                (477,296)                0.52                  --
        Canceled                                 (713,180)                1.22                  --
                                              ----------------------------------------------------
      Balance as of September 30, 1998          5,921,564                 1.20                  --
        Granted at market value                 8,967,852                 6.88                3.97
        Exercised                              (1,955,440)                0.94                  --
        Canceled                                 (489,520)                3.03                  --
                                              ----------------------------------------------------
      Balance as of September 30, 1999         12,444,456                 5.26                  --
        Granted at market value                 5,361,604                47.24               27.68
        Exercised                              (3,278,234)                3.82                  --
        Canceled                               (1,334,178)                8.71                  --
                                              ----------------------------------------------------
      Balance as of September 30, 2000         13,193,648               $22.33              $   --
                                              ====================================================

As of September 30, 2000, 1999 and 1998, there were 3,523,410, 1,896,672 and
2,008,376 fully vested and exercisable shares, with weighted-average exercise prices of $5.76, $1.63 and $0.62, respectively. As of September 30, 2000, approximately 1,116,618 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2000:

                                        Outstanding
                           ---------------------------------------           Exercisable
                                          Weighted-      Weighted-   --------------------------
           Range of                        average        Average                  Weighted-
           exercise        Number of    remaining life   Exercise     Number        average
            prices           shares       (in years)       Price     of shares   exercise price
      -----------------------------------------------------------------------------------------
      $  0.01 -  $  4.91    3,237,694             5.96       $2.11   1,483,386           $ 1.73
         5.14 -     9.98    3,942,020             7.87        7.61   1,731,372             7.51
        10.00 -    37.44    2,649,874             8.10       21.93     300,786            14.63
        37.50 -    61.50    2,568,260             8.36       53.30       7,866            42.50
        62.50 -   104.31      795,800             9.69       78.84          --               --
                           ----------                                ---------
      $  0.01 -  $104.31   13,193,648             7.66      $22.33   3,523,410           $ 5.76
                           ==========                                =========

The Company uses the intrinsic value-based method to account for all of its fixed employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options issued in 1996 and during fiscal 1997. The Company has recorded deferred stock compensation expense of $167,000 and $229,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options issued in September 1996 and fiscal 1997, respectively. The $167,000 was amortized in fiscal 1996 as the options were fully vested upon issuance and $56,000 (of the $229,000) was amortized in each of fiscal 2000, 1999, and 1998, respectively, as the options vest over four years.

Had compensation cost for the Company's stock options been determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's fiscal 2000 net loss would have increased by $11.1 million, the fiscal 1999 net income would have decreased by $4.7 million and the fiscal 1998 net loss would have increased by $733,000. The basic and diluted earnings (loss) per share would have been $(0.19) for both in fiscal 2000, $0.05 for both in fiscal 1999, and $(0.06) for both in fiscal 1998.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $27.68, $3.97 and $1.69, respectively, on the date of grant using the Black-Scholes pricing model, with the following weighted assumptions:
2000 -- expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80%, expected forfeiture rate of 30% and expected life of four years; 1999 -- expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 70%, expected forfeiture rate of 30% and expected life of four years; 1998 -- expected dividend yield of 0.0%, risk-free interest rate of 5.6%, expected volatility of 80%, expected forfeiture rate of 25% and expected life of four years;

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2000, 1999 and 1998 were $7.35, $1.61 and $1.22, respectively, calculated using the Black-Scholes pricing model with the following weighted assumptions: 2000 - expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80%, and expected life of 0.5 years; 1999 - expected dividend yield of 0.0%, risk-free interest rate of 5.3%, expected volatility of 70%, and expected life of 0.5 years; 1998 - expected dividend yield of 0.0%, risk-free interest rate of 5.2%, expected volatility of 80%, and expected life of 0.5 years.

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The ESPP became effective at the time of the IPO. As of September 30, 2000, approximately 1,840,000 shares of common stock have been reserved for issuance under the ESPP.

All full-time regular employees who are employed by the Company are eligible to participate in the ESPP. Eligible employees may contribute up to 15% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of common stock, but not more than 5,000 shares per employee per accumulation period. The value of the common stock (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. Participants may withdraw their contributions at any time before stock is purchased.

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. The first accumulation and offering periods commenced on February 13, 1998, the effective date of the IPO. The first accumulation period ended on July 31, 1998, and the first offering period will end on January 31, 2000. A total of 453,296, 505,036 and 246,384 shares of the Company's common stock were issued under the ESPP in fiscal 2000, 1999 and 1998, respectively, at prices ranging from $2.55 per share to $69.36 per share.

Note 5. Income Taxes

The provision for income taxes was as follows (in thousands):

                                             Year ended September 30,
                                       -----------------------------------
      Current:                           2000          1999         1998
                                       -----------------------------------
         Federal                       $ 4,462       $    28       $    83
         State                             859            73            67
         Foreign                         4,678         1,634            --
                                       -----------------------------------
           Total Current                 9,999         1,735           150

      Deferred:
         Federal                          (907)         (712)           --
         State                            (220)          (41)           --
         Foreign                           (37)         (142)           --
                                       -----------------------------------
           Total Deferred               (1,164)         (895)           --
                                       -----------------------------------
                                       $ 8,835       $   840       $   150
                                       ===================================

The current tax benefits resulting from the exercise of employee stock options in the year ended Sepetember 30, 2000 are approximately $8.9 million. These benefits are not included in the above provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

                                                       As of September 30,
                                                       --------------------
                                                         2000        1999
                                                       --------------------
      Accruals and reserves not currently deductible   $  1,006    $    295
      Depreciation and amortization                         125         117
      State taxes                                          (662)         --
      Acquired intangible property                       (6,788)         --
      Tax credit carry-forwards                             202         126
      Other                                                  --          64
      Net operating loss carry-forwards                  21,021       3,794
                                                       --------------------
          Total deferred tax assets                      14,904       4,396
      Valuation allowance                               (12,804)     (3,006)
                                                       --------------------
          Net deferred tax assets                      $  2,100    $  1,390
                                                       ====================

Included in gross deferred tax assets at September 30, 2000 is approximately $6.3 million which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision. Also included in gross deferred tax assets at September 30, 2000 is approximately $5.8 million which pertains to preacquisition net operating loss carry-forwards of acquired companies. When recognized, the tax benefit of these losses will be accounted for as an offset against the amortization of nondeductible acquisition goodwill rather than as a reduction of the income tax provision.

Income (loss) before income taxes was as follows (in thousands):

                                          Year ended September 30,
                                    -------------------------------------
                                       2000          1999          1998
                                    -------------------------------------
      United States                 $ (8,763)      $  1,373      $    667
      International                   15,504          7,353        (1,355)
                                    -------------------------------------
                Total               $  6,741       $  8,726      $   (688)
                                    =====================================

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes), as follows (in thousands):

                                                     Year ended September 30,
                                                  -----------------------------
                                                    2000       1999       1998
                                                  -----------------------------
 Income tax expense at federal statutory rate     $ 2,292    $ 2,966    $  (234)
 State income taxes, net of federal benefits          422         21         44
 Meals and entertainment                              165         63         56
 Nondeductible purchased research and development   3,878         --         --
 Nondeductible goodwill from acquisitions           1,426         --         --
 (Utilized) unutilized losses                          --     (1,351)       284
 Change in deferred tax asset                          --       (859)        --
 Foreign income at other than US rates                690         --         --
 Other                                                (38)        --         --
                                                  -----------------------------
                                                  $ 8,835    $   840    $   150
                                                  =============================

As of September 30, 2000, the Company had net operating losses for federal, state, and foreign purposes of approximately $46.2 million, $37.0 million, and $10.5 million, respectively, available to offset taxable income in future years. The federal net operating losses will expire, if not utilized, beginning in 2018. The state net operating losses will expire, if not utilized, beginning in 2003. The foreign net operating losses will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced. Additionally, loss carry-forwards of either Micromuse Inc. or Micromuse USA Inc. cannot be utilized against future profits generated by the other company.

Note 6. Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(k) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2000, 1999 and 1998.

Note 7. Geographic and Segment Information

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

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by geographic information for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment: fault management and service assurance software.

The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

                                            Year ended September 30,
                                     ------------------------------------
                                        2000          1999         1998
                                     ------------------------------------
      Revenues:
        United States                $  78,536     $  41,208    $  17,242
        United Kingdom                  23,477        10,725       10,741
        Other International             21,520         6,137          278
                                     ------------------------------------
                Total                $ 123,533     $  58,070    $  28,261
                                     ====================================
      Net income (loss):
        United States                $ (16,060)    $   2,297    $     517
        International                   13,966         5,589       (1,355)
                                     ------------------------------------
                Total                $  (2,094)    $   7,886    $    (838)
                                     ====================================

                                              As of September 30,
                                     ------------------------------------
                                        2000          1999         1998
                                     ------------------------------------
      Identifiable assets:
        United States                $ 179,715     $  79,208    $  71,377
        International                   17,296        11,397        9,267
                                     ------------------------------------
                Total                $ 197,011     $  90,605    $  80,644
                                     ====================================

      Net assets:
        United States                $ 147,273     $  68,633    $  64,600
        International                    5,250         1,373        3,118
                                     ------------------------------------
                Total                $ 152,523     $  70,006    $  67,718
                                     ====================================

Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

Note 8. Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next 10 years.

Rent expense was approximately $2.2 million, $1.4 million and $0.9 million for the years ended September 30, 2000, 1999 and 1998, respectively. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $2.5 million, $2.0 million, $1.8 million, $1.7 million, $1.6 million and $6.3 million for each of the years in the five-year period and thereafter, respectively.

Note 9. Management

In February 1999, the Company announced that Gregory Q. Brown would join the Company as Chairman of the Board and Chief Executive Officer and on February 17, 1999, he joined the Company as a full-time employee. The Company incurred approximately $0.7 million of executive recruiting costs related to the hiring of Mr. Brown. Included in this amount was a charge related to the fair value of the warrant issued to the executive search firm to purchase 106,668 shares of our common stock at a price of $7.41 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5.5%, expected volatility of 50%, and expected life of seven years.

Note 10.  Subsequent Event

In October 2000, the Company announced that its Board of Directors approved a two-for-one split of its common stock, to be effected in the form of a stock dividend. Stockholders will receive one additional share for each share held as of December 5, 2000, and distributed on or about December 19, 2000. On December 5, 2000, the stockholders approved an increase in the authorized common stock to 200 million shares. The financial information included in this report has been restated to give effect to the stock split and the increased number of authorized shares.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micromuse Inc.

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP

Mountain View, California
October 20, 2000, except as to Note 10,
which is as of December 5, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company as of September 30, 1999:

Name                 Age    Position
------------------   ---    ----------------------------------------------------
Gregory Q. Brown      40    Chairman of the Board and Chief Executive Officer
Stephen A. Allott     42    Director, President and Chief Financial Officer
James B. De Golia     51    Senior Vice President, General Counsel and Secretary
Michael Donohue       41    Senior Vice President, Sales and Business Operations
Peter Shearan         36    Senior Vice President, Technical Services

Gregory Q. Brown was named Chairman and CEO of Micromuse Inc. on February 17, 1999. His 19 years of high-tech experience includes leadership positions in the telecommunications, data networking, cable TV and computer software industries. From September 1996 until joining Micromuse Inc., Mr. Brown served as president of Ameritech Custom Business Services, a $1.4 billion dollar unit of Ameritech Corporation that provided fortune 500 companies with custom communications and information technology. For the three years prior to his position at Custom Business Services, Brown was president of Ameritech New Media Inc. As president, Brown was responsible for all of Ameritech's consumer cable TV operations. Additionally Brown was a member of the board of directors of Americast, the video programming joint venture involving Ameritech, The Walt Disney Company, GTE, Bell South, and Southern New England Telephone. Before joining Ameritech in 1987, Brown held a variety of sales and marketing positions with AT&T in Detroit, Michigan for five years. He also worked for the IBM Company in various sales and support capacities in the early 1980s. Mr. Brown received his degree in Economics from Rutgers University in June 1982.

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

Michael Donohue, joined Micromuse as Vice President, Western Region Sales in December 1998. His 20 years in the technology field includes experience in the hardware, software and consulting services industries. He was promoted to his present position of Senior Vice President, World-Wide Sales and Operations in March 1999. Before joining Micromuse, Mr. Donohue held senior vice president and corporate officer positions at Computer Associates. At Computer Associates, Mr. Donohue was responsible for leading teams selling to organizations with revenues in excess of $100 million. In addition, he was part of the sales management team that launched the CA Unicenter(R) enterprise management software line. Prior to Computer Associates, Mr. Donohue held sales, technical and management positions at Texas Instrument and Storage Technology Corporation over a 10 year period from 1981 - 1991. Mr. Donohue received his degree in Operations Management from the University of Arizona in 1981.

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

The information regarding directors and Section 16 reporting compliance required by Item 10 is incorporated herein by reference from the sections entitled "Proposal No. 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the section entitled "Executive Compensation" and other relevant portions of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedule, and Reports on Form 8-K

(a)(1) Financial Statements

       See the Consolidated Statements beginning on page 30 of this Form 10-K.

   (2) Financial Statement Schedule

       See the Financial Statement Schedule at page 30 of this Form 10-K.

   (3) Exhibits

       See Exhibit Index at page 51 of this Form 10-K.

(b)    Reports on Form 8-K. During the fourth quarter ended September 30, 2000,
       (i) the Company filed on July 7, 2000, a Form 8-K dated June 21, 2000, reporting a press release describing the Company's agreement to acquire NetOps Corporation, and (ii) the Company filed on August 2, 2000, a Form 8-K dated July 18, 2000, reporting the completion of the NetOps acquisition.

(c)    See Exhibit Index at page 51 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 30 and Financial Statement Schedule at page 49 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROMUSE INC.


                             By:           /s/ STEPHEN A. ALLOTT
                                 -----------------------------------------------
                                              Stephen A. Allott
                                 Director, President and Chief Financial Officer
                                         (Principal Financial Officer)
                                           Date: December 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

         Name                                 Title                            Date

/s/ GREGORY Q. BROWN            Chairman and Chief Executive Officer     December 28, 2000
---------------------------        (Principal Executive Officer)
(Gregory Q. Brown)


/s/ STEPHEN A. ALLOTT                 Director, President and            December 28, 2000
---------------------------           Chief Financial Officer
(Stephen A. Allott)                (Principal Financial Officer)


/s/ MICHAEL E.W. JACKSON                      Director                   December 28, 2000
---------------------------
(Michael E.W. Jackson)


/s/ DAVID C. SCHWAB                           Director                   December 28, 2000
---------------------------
(David C. Schwab)


/s/ KATHLEEN M.H. WALLMAN                     Director                   December 28, 2000
---------------------------
(Kathleen M.H. Wallman)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  Year Ended September 30, 2000, 1999 and 1998
                                 (In thousands)

                                       Balance at   Charged to                   Balance at
                                       Beginning    Costs and                      End of
Description                            of Period     Expenses     Deductions       Period
-------------------------------------------------------------------------------------------
Year Ended September 30, 2000:
  Allowance for doubtful accounts           $282         1,217           (27)        $1,472
Year Ended September 30, 1999:
  Allowance for doubtful accounts            153           411          (282)           282
Year Ended September 30, 1998:
  Allowance for doubtful accounts             --           178           (25)           153

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

2.1(1) Agreement for the sale of the systems integration business of Micromuse plc by and among Micromuse plc, Horizon Open Systems (UK) Limited and Horizon Computer Services Limited, dated as of September 16, 1997.

3.1(2)      Restated Certificate of Incorporation of the Registrant.

3.2(2)      Amended and Restated Bylaws of the Registrant.

4.1(2)      Reference is made to Exhibits 3.1, 3.2 and 10.4.

4.2(1)      Specimen Common Stock certificate.

10.1(1) Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

10.2 1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended.*

10.3(1)     1997 Employee Stock Purchase Plan.*

10.4(1) Amended and Restated Investors' Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

10.5(1) Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

10.6(1) Office lease dated as of March 3, 1997, by and between Micromuse plc, Marldown Limited and Christopher J. Dawes.

10.7(1) Office lease dated as of March 3, 1993, by and between Micromuse plc, Guildquote Limited and Christopher J. Dawes.

10.8(1) Agreement for the sale of the systems integration business of Micromuse plc dated as of September 16, 1997. Reference is made to
            Exhibit 2.1.

10.9 1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.10       Employment Agreement as of February 17, 1999, by and between Gregory
            Q. Brown and Micromuse Inc.*

10.11(3) Agreement and Plan of Reorganization by and among Micromuse Inc., CAN Acquisition Corporation. and Calvin Alexander Networking, Inc.

10.12(4) Agreement and Plan of Reorganization by and among Micromuse Inc., Salamander Acquisition Corp. and NetOps Corporation.

21.1        Subsidiaries of the Registrant.

23.1        Report on Schedule and Consent of Independent Auditors

27.1        Financial Data Schedule

(1) Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.

(2) Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 28, 1998.

(3) Incorporated by reference from the exhibit of the same number in the Registrant's Form 10-K for the fiscal year ended September 30, 1999, as filed with the SEC on December 28, 1999.

(4) Incorporated by reference from exhibit 2.1 to the Registrant's Form 8-K as filed with the SEC on August 2, 2000.

*     Indicates management contracts.