Form 10-Q
period 2000-12-31
MICROMUSE INC
filed 2001-02-14
CIK 1036425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      72,134,596 shares of Common Stock, $0.01 par value, were outstanding as of January 31, 2001

                                 MICROMUSE INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - Financial Information

Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31 and
              September 30, 2000                                               3

          Condensed Consolidated Statements of Operations for the three
              months ended December 31, 2000 and 1999                          4

          Condensed Consolidated Statements of Cash Flows for the three
              months ended December 31, 2000 and 1999                          5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            25

PART II - Other Information

Item 1. Legal Proceedings                                                     27

Item 2. Changes in Securities and Use of Proceeds                             27

Item 3. Defaults upon Senior Securities                                       27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      28

Signature                                                                     29

Part I - FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements

                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS
                                                                 December 31,   September 30,
                                                                     2000           2000
                                                                 ------------   -------------
Current assets:
     Cash and cash equivalents                                     $  89,607      $  83,679
     Short-term investments                                           47,120         31,614
                                                                   ---------      ---------
           Total cash, cash equivalents and investments              136,727        115,293

     Accounts receivable, net                                         21,264         17,898
     Prepaid expenses and other current assets                         5,233          6,044

     Deferred income taxes                                             2,100          2,100
                                                                   ---------      ---------
        Total current assets                                         165,324        141,335

     Property and equipment, net                                      10,147          8,495
     Goodwill and purchased intangible assets, net                    44,414         47,181
                                                                   ---------      ---------
                                                                   $ 219,885      $ 197,011
                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $   2,215      $   2,919
     Accrued expenses                                                 23,370         18,900
     Income taxes payable                                                712            712

     Deferred revenue                                                 28,655         21,957
                                                                   ---------      ---------
        Total current liabilities                                     54,952         44,488

Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares authorized
        no shares issued and outstanding                                  --             --
     Common stock; $0.01 par value; 200,000 shares authorized;
        71,057 and 70,520 shares outstanding as of December 31
        and September 30, 2000, respectively                             711            705
     Additional paid-in capital                                      166,037        159,061
     Deferred compensation                                               (33)           (47)
     Accumulated other comprehensive losses                           (1,643)        (1,588)
     Accumulated deficit                                                (139)        (5,608)
                                                                   ---------      ---------
        Total stockholders' equity                                   164,933        152,523
                                                                   ---------      ---------
                                                                   $ 219,885      $ 197,011
                                                                   =========      =========

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended
                                                                     December 31,
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------
Revenues:
    License                                                      $ 36,368     $ 16,313
    Maintenance and services                                       13,452        6,018
                                                                 --------     --------
        Total revenues                                             49,820       22,331
                                                                 --------     --------

Cost of revenues:
    License                                                         2,068          848
    Maintenance and services                                        5,228        2,994
                                                                 --------     --------
        Total cost of revenues                                      7,296        3,842
                                                                 --------     --------
            Gross profit                                           42,524       18,489
                                                                 --------     --------

Operating expenses:
    Sales and marketing                                            21,613        9,803
    Research and development                                        7,966        3,295
    General and administrative                                      4,187        2,226
    Purchased in-process research and development                      --       11,066
    Amortization of goodwill and purchased intangible assets        2,767           34
                                                                 --------     --------
        Total operating expenses                                   36,533       26,424
                                                                 --------     --------
            Income (loss) from operations                           5,991       (7,935)

Other income, net                                                   2,052          815
                                                                 --------     --------
    Income (loss) before income taxes                               8,043       (7,120)
Income tax provision                                                2,574        1,472
                                                                 --------     --------
    Net income (loss)                                            $  5,469     $ (8,592)
                                                                 ========     ========

Per share data:
    Basic net income (loss)                                      $   0.08     $  (0.13)
    Diluted net income (loss)                                    $   0.07     $  (0.13)

Weighted average shares used in computing:
    Basic net income per share (loss)                              70,951       65,128
    Diluted net income per share (loss)                            80,021       65,128

    See accompanying notes to the condensed consolidated financial statements

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three months ended
                                                                                   December 31,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
Cash flows from operating activities:
  Net income (loss)                                                           $  5,469      $ (8,592)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                               3,994           544
     Amortization of deferred employee compensation                                 14            14
     Purchased in-process research and development                                  --        11,066
     Tax  benefit related to exercise of stock options                           2,574         1,472
     Changes in operating assets and liabilities net of acquired amounts:
         Accounts receivable, net                                               (3,366)       (1,888)

         Prepaid expenses and other current assets                                 811           974

         Accounts payable                                                         (704)         (913)

         Accrued expenses                                                        4,470         6,202

         Income taxes payable                                                       --          (557)

         Deferred revenue                                                        6,698           169
                                                                              --------      --------
            Net cash provided by operating activities                           19,960         8,491
                                                                              --------      --------
Cash flows from investing activities:
  Capital expenditures                                                          (2,879)       (1,270)
  Maturity (purchase) of investments, net                                      (15,506)       15,963

  Acquisition of business, net of cash acquired                                     --          (146)
                                                                              --------      --------
     Cash provided by (used in) investing activities                           (18,385)       14,547
                                                                              --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                         4,408         1,650
                                                                              --------      --------
     Net cash provided by financing activities                                   4,408         1,650
                                                                              --------      --------
Effects of exchange rate changes on cash and cash equivalents                      (55)          (65)
                                                                              --------      --------
Net increase in cash and cash equivalents                                        5,928        24,623

Cash and cash equivalents at beginning of period                                83,679        35,058
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 89,607      $ 59,681
                                                                              ========      ========

    See accompanying notes to the condensed consolidated financial statement

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission on December 29, 2000. The September 30, 2000 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Reclassifications

Certain reclassifications, none of which effected net income, have been made to prior amounts to conform to the current period presentation.

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

Shareholder's Equity and Stock Split

All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on December 5, 2000.

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the assumed conversion of the redeemable convertible preferred stock and the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the three months ended December 31, 1999, was a warrant to acquire 106,668 shares of common stock at $7.41 per share, and options to acquire approximately
9.6 million shares of common stock, with a weighted average exercise price of $6.41 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income
(loss) per share amounts follows (in thousands):

                                                           Three months ended
                                                              December 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Numerator for basic and diluted net income (loss)         $  5,469     $ (8,592)
                                                          =====================
Denominator for basic net income (loss) per
     share - weighted-average shares outstanding            70,951       65,128
     Dilutive effect of common stock options                 9,070           --
                                                          --------     --------
Denominator for diluted net income (loss) per share         80,021       65,128
                                                          ========     ========

Concentration of Revenues

No one customer accounted for more than 10% of revenues for the quarters ended December 31, 2000 and 1999, respectively.

Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehenisive loss for the three months ended December 31, 2000 was $55,000 and $65,000 for the three months ended December 31, 1999.

Geographic and Segment Information

During 1999 the Company adopted the provisions of the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by geographic information for purposes of making operating decisions and assessing financial performance.

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

                                                        Three months ended
                                                           December 31,
                                                  -----------------------------
                                                    2000                1999
                                                  ---------           ---------
Revenues:
     United States                                $  36,581           $  14,319
     Other International                             13,239               8,012
                                                  ---------           ---------
        Total                                     $  49,820           $  22,331
                                                  =========           =========

Net income (loss):
     United States                                $   1,829           $     587
     International                                    3,640              (9,179)
                                                  ---------           ---------
        Total                                     $   5,469           $  (8,592)
                                                  =========           =========

Identifiable assets:
    United States                                 $ 163,157           $  84,690
    International                                    56,728              16,398
                                                  ---------           ---------
       Total                                      $ 219,885           $ 101,088
                                                  =========           =========

Net assets:
     United States                                $ 155,668           $ 102,619
     International                                    9,265               2,679
                                                  ---------           ---------
        Total                                     $ 164,933           $ 105,298
                                                  =========           =========

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101, as amended, is required to be implemented in the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 in its fourth fiscal quarter of 2001 and is evaluating the effect that such adoption may have on its financial statements.

                                 MICROMUSE INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on December 29, 2000.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors" below and elsewhere in this Quarterly Report, and other Micromuse filings with the Securities and Exchange Commission.

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

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

                                 MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                             Three months ended
                                                                December 31,
                                                             ------------------
As a Percentage of Total Revenues:                            2000        1999
                                                             ------      ------
Revenues:
   License                                                     73.0%       73.0%
   Maintenance and services                                    27.0        27.0
                                                             ------      ------
       Total revenues                                         100.0       100.0
                                                             ------      ------

Cost of  revenues:
   License                                                      4.2         3.8
   Maintenance and services                                    10.5        13.4
                                                             ------      ------
       Total cost of revenues                                  14.7        17.2
                                                             ------      ------
            Gross profit                                       85.3        82.8
                                                             ------      ------

Operating expenses:
   Sales and marketing                                         43.4        43.9
   Research and development                                    16.0        14.8
   General and administrative                                   8.4        10.0
   Purchased in-process research & development                   --        49.6
   Amortization of goodwill and purchased intangible assets     5.5         0.1
                                                             ------      ------
       Total operating expenses                                73.3       118.4
                                                             ------      ------
            Income (loss) from operations                      12.0       (35.6)

Other income, net                                               4.1         3.6
                                                             ------      ------
   Income (loss) before income taxes                           16.1       (32.0)
Income tax provision                                            5.1         6.6
                                                             ------      ------
   Net income (loss)                                           11.0       (38.6)
                                                             ======      ======

As a Percentage of Related Revenues:
Cost of license revenues                                        5.7%        5.2%
Cost of maintenance and services revenues                      38.9%       49.8%

                                 MICROMUSE INC.

Revenues. Revenues increased to $49.8 million in the quarter ended December 31, 2000, from $22.3 million in the comparable period of the prior year. License revenues increased to $36.4 million in the quarter ended December 31, 2000, from $16.3 million in the comparable period of the prior year. The growth in license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool(R)/OMNIbus and the expansion of our sales organization and product offerings. Maintenance and services revenues increased to $13.5 million in the quarter ended December 31, 2000, from $6.0 million in the comparable period of the prior year The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues were 73% in the quarters ended December 31, 2000 and 1999.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 5.7% in the quarter December 31, 2000, from 5.2% in the comparable period of the prior year primarily due to higher third-party royalty costs offset partially by economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 38.9% in the quarter ended December 31, 2000, from 49.8% in the comparable period of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses increased to $21.6 million in the quarter ended December 31, 2000, from $9.8 million in the comparable period of the prior year. This increase was primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 43% in the quarter ended December 31, 2000, from 44% in the comparable period of the prior year. This reduction was primarily due to the increased scale of operations.

Research and Development Expenses. Research and development expenses increased to $8.0 million in the quarter ended December 31, 2000, from $3.3 million in the comparable period of the prior year. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues increased to 16% in the quarter ended December 31, 2000, from 15% in the same period of the prior year. This increase is primarily due to the acceleration of hiring research and development staff offset partially by the increased scale of operations.

General and Administrative Expenses. General and administrative expenses increased to $4.2 million in the quarter ended December 31, 2000, from $2.2 million in the comparable period of the prior year. This increase was primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a percentage of revenues declined to 8% in the quarter ended December 31, 2000, from 10% in the comparable period of the prior year. This reduction was primarily due to the increased scale of operations.

Purchased In-Process Research and Development Expense. The $11.1 million charge in the quarter ended December 31, 1999, reflects the portion of Calvin Alexander Networking, Inc.'s research and

                                 MICROMUSE INC.

development efforts that, at the time of acquisition, had not reached technological feasibility and had no alternative future uses. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition

Amortization of Goodwill and Purchased Intangible Assets. The charge of $2.8 million in the quarter ended December 31, 2000, reflects the amortization of the goodwill and purchased intangible assets over estimated useful lives of three to five years.

Other Income, Net. Other income increased to $2.1 million in the quarter ended December 31, 2000, from $0.8 million in comparable period of the prior year. This net increase was primarily due to the interest income related to the increase in cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

As of December 30, 2000, we had $89.6 million in cash and cash equivalents and $47.1 million in marketable securities, up from $83.7 million in cash and cash equivalents and $31.6 million in marketable securities as of September 30, 2000. The net increase in cash and cash equivalents in the three months ended December 31, 2000, was due primarily to the net income adjusted for non-cash expenses, the increase in accrued expenses and deferred revenues and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures, the purchase of marketable securities and the increase in accounts receivable. The increase in accrued expense, deferred revenue and accounts receivable reflects the growth in the business. Additionally, the favorable timing of maintenance renewals contributed to the increase in deferred revenues.

The net increase in cash and cash equivalents in the three months ended December 31, 1999, was due primarily to the net income adjusted for non-cash expenses, the increase in accrued expenses, and the proceeds from the sale of marketable securities and from the issuance of common stock. These sources of cash were partially offset by the increase in accounts receivable and the purchase of capital equipment. The increase in accrued expenses is due primarily to the timing of a payroll tax payment related to exercised stock options and, to a lesser extent, the growth in the business. The increase in accounts receivable reflects the growth in related revenues.

As of December 31, 2000, the Company's principal commitments consisted of obligations under operating leases.

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

                                 MICROMUSE INC.

                                  RISK FACTORS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating the Company and our prospects. This report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

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

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown to 612 employees on December 31, 2000, from 514 employees on September 30, 2000, and currently plan to recruit more staff.

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

                                 MICROMUSE INC.

Third-party distributors accounted for approximately 34% of our total revenues in fiscal 2000. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens) and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 75% of our total revenues in fiscal 2000. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a slowdown in the growth of, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although recent trends indicate that this growth and capital spending by that industry have slowed, and may be affected by a general decline in national economic growth. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of a significant slowdown in the growth or capital spending of the telecommunications industry, our business could be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their

                                 MICROMUSE INC.

purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

We derive a significant portion of our revenues in any particular period from a limited number of customers. Although no customer accounted for more than 10% of revenues in fiscal 2000, we expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. These fluctuations can cause our prices to not be competitive or raise our expenses and reduce our profitability. See notes to Condensed Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant

                                 MICROMUSE INC.

portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

As of December 31, 2000, we had approximately 71.1 million shares of common stock outstanding, excluding approximately 13.7 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.01 to $104.31 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception the such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 2000, no hedging contracts were outstanding.

                                 MICROMUSE INC.

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

Fixed Income Investments

Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at purchase are considered to be cash equivalents; investments with maturities of three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.9%. We do not expect any material loss with respect to our investment portfolio.

                                 MICROMUSE INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

Item 2. Changes in Securities and Use of Proceeds.

The Board of Directors approved a two-for-one split of its common stock for each share of record held at close of business on December 5, 2000. Our transfer agent has distributed the shares resulting from the split in December 2000. Following approval at a special meeting of stockholders held on December 5, 2000, the Company amended its Restated Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock from 60,000,000 to 200,000,000 shares, and (ii) delete a previous requirement that at least 75% of the voting power of outstanding capital stock approve action to amend, alter or repeal most provisions of the Restated Certificate of Incorporation, and substitute a provision to the effect that future amendments of the Restated Certificate may be made in the manner prescribed by the Delaware General Corporation Law.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of the Registrant was held on December 5, 2000. At the Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

Two Amendments to the Company's Restated Certificate of Incorporation were approved as follows: An increase in the authorized number of shares of Common Stock from 60,000,000 to 200,000,000 shares was approved with 28,837,321 shares voting for, 809,741 voting against, 9,322 shares abstaining and no broker non votes; and an amendment to Article X to allow future amendments to be made in the manner prescribed by the General Corporation Law of the State of Delaware, instead of the supermajority (75%) approval of the stockholders of the Corporation was approved with 26,430,741 shares voting for, 122,211 shares voting against and 17,973 shares abstaining and 3,085,459 broker non votes.

Item 5. Other Information.

Not applicable.

                                 MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

Exhibit
Number        Description
-------       ------------------------------------------------------------------

3.1 Restated and Amended Certificate of Amendment dated December 5, 2000, of Restated and Amended Certificate of Incorporation of Micromuse Inc.

      (b) Reports on Form 8-K

      During the 1st quarter ending December 31, 2000, the Company filed (i) on October 2, 2000, a Form 8-K/A including financial statements relating to the Company's acquisition of NetOps Corporation, amending a Form 8-K (initially reporting that transaction) filed on August 2, 2000, (ii) on October 4, 2000, a Form 8-K/A amending information in the foregoing Form 8-K/A, and (iii) on December 20, 2000, a Form 8-K reporting the results of a special meeting of stockholders on December 5, 2000, approving amendments to the Company's Restated Certificate of Incorporation and press release announcing the record and distribution dates of a 2-for-1 stock split in December 2000.

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