Form 10-Q
period 2001-03-31
MICROMUSE INC
filed 2001-05-14
CIK 1036425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to       .
                                            -------  -------

                        Commission file number 000-23783


                                 MICROMUSE INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              94-3288385
------------------------------                 ---------------------------------
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

                                 Yes [X] No [ ]



     73,032,346 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2001

                                 MICROMUSE INC.


                                TABLE OF CONTENTS


                                                                                                           PAGE
PART I - FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 2001 and
                   September 30, 2000                                                                         3

               Condensed Consolidated Statements of Operations for the three and six
                   months ended March 31, 2001 and 2000                                                       4

               Condensed Consolidated Statements of Cash Flows for the six
                   months ended March 31, 2001 and 2000                                                       5

               Notes to Condensed Consolidated Financial Statements                                           6


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                      9


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                        25



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                 26

Item 2.    Changes in Securities and Use of Proceeds                                                         26

Item 3.    Defaults upon Senior Securities                                                                   26

Item 4.    Submission of Matters to a Vote of Security Holders                                               26

Item 5.    Other Information                                                                                 26

Item 6.    Exhibits and Reports on Form 8-K                                                                  27

Signature                                                                                                    28


PART I - FINANCIAL INFORMATION
------------------------------
    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                     ASSETS

                                                                               March 31,           September 30,
                                                                                  2001                  2000
                                                                           -------------------   -------------------
Current assets:
     Cash and cash equivalents                                                   $ 144,805              $ 83,679
     Short-term investments                                                         21,590                31,614
                                                                           -------------------   -------------------
           Total cash, cash equivalents and investments                            166,395               115,293

     Accounts receivable, net                                                       27,495                17,898
     Prepaid expenses and other current assets                                       7,661                 6,044

     Deferred income taxes                                                               -                 2,100
                                                                           -------------------   -------------------
        Total current assets                                                       201,551               141,335

     Property and equipment, net                                                    11,609                 8,495
     Goodwill and purchased intangible assets, net                                  41,646                47,181
                                                                           -------------------   -------------------
                                                                                 $ 254,806             $ 197,011
                                                                           ===================   ===================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $ 1,954               $ 2,919
     Accrued expenses                                                               31,146                18,900
     Income taxes payable                                                            3,280                   712

     Deferred revenue                                                               33,379                21,957
                                                                           -------------------   -------------------
        Total current liabilities                                                   69,759                44,488

Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares authorized
        no shares issued and outstanding                                                 -                     -
     Common stock; $0.01 par value; 200,000 shares authorized;
        72,550 and 70,520 shares outstanding as of March 31,
        2001 and September 30, 2000, respectively                                      726                   705
     Additional paid-in capital                                                    179,110               159,061
     Deferred compensation                                                             (19)                  (47)
     Accumulated other comprehensive losses                                         (1,592)               (1,588)
     Retained earnings (accumulated deficit)                                          6,822               (5,608)
                                                                           -------------------   -------------------
        Total stockholders' equity                                                 185,047               152,523
                                                                           -------------------   -------------------
                                                                                 $ 254,806             $ 197,011
                                                                           ===================   ===================

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                                      Three months ended               Six months ended
                                                                           March 31,                      March 31,
                                                                ----------------------------   -----------------------------
                                                                      2001           2000            2001            2000
                                                                -------------   ------------   --------------  -------------
    Revenues:

     License                                                       $43,193        $20,139          $79,561        $36,452
         Maintenance and services                                   16,129          7,000           29,581         13,018
                                                                -------------   ------------   --------------  -------------
              Total revenues                                        59,322         27,139          109,142         49,470
                                                                -------------   ------------   --------------  -------------
    Cost of revenues:
     License
         Maintenance and services                                    2,381          1,062            4,449          1,910
                                                                     7,011          3,512           12,239          6,506
                                                                -------------   ------------   --------------  -------------
              Total cost of revenues                                 9,392          4,574           16,688          8,416
                                                                -------------   ------------   --------------  -------------
                    Gross profit
                                                                    49,930         22,565           92,454         41,054
                                                                -------------   ------------   --------------  -------------

    Operating expenses:
         Sales and marketing                                        24,584         11,861           46,197         21,664
         Research and development                                    9,009          4,285           16,975          7,580
         General and administrative                                  4,922          2,404            9,109          4,630
         Purchased in-process research and development                   -              -                -         11,066
         Amortization of goodwill and purchased intangible assets    2,767          1,595            5,534          1,629
                                                                -------------   ------------   --------------  -------------
              Total operating expenses                              41,282         20,145           77,815         46,569
                                                                -------------   ------------   --------------  -------------
                    Income (loss) from operations                    8,648          2,420            14,639        (5,515)


Other income, net                                                    1,590            944            3,642          1,759
                                                                -------------   ------------   --------------  -------------
         Income (loss) before income taxes                          10,238          3,364           18,281         (3,756)
    Income tax provision                                             3,277          1,835            5,851          3,307
                                                                -------------   ------------   --------------  -------------
                                                                    $6,961         $1,529          $12,430        $(7,063)
                                                                =============   ============   ==============  =============


    Per share data:
         Basic net income (loss)                                    $ 0.10         $ 0.02           $ 0.17        $ (0.10)
         Diluted net income (loss)                                  $ 0.09         $ 0.02           $ 0.16        $ (0.10)

    Weighted average shares used in computing:
         Basic net income (loss) per share                          72,061         68,150           71,468         67,490
         Diluted net income (loss) per share                        79,278         78,654           79,546         67,490


    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                           Six months ended
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                        2001             2000
                                                                                    -------------    --------------
Cash flows from operating activities:
     Net income (loss)                                                                  $ 12,430         $ (7,063)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                     8,333             2,801
        Amortization of deferred employee compensation                                       28                28
        Purchased in-process research and development                                         -            11,066
        Tax  benefit related to exercise of stock options                                 1,120             2,358
        Deferred income taxes                                                             2,100                 -
        Changes in operating assets and liabilities net of acquired amounts:
            Accounts receivable, net                                                    (9,911)           (3,174)
            Prepaid expenses and other current assets                                   (1,815)           (1,471)
            Accounts payable                                                              (916)             (344)
            Accrued expenses                                                             12,617             5,499
            Income taxes payable                                                          2,568               872
            Deferred revenue                                                             11,657             8,962
                                                                                    -------------    --------------
               Net cash provided by operating activities                                 38,211            19,534
                                                                                    -------------    --------------
Cash flows from investing activities:
     Capital expenditures                                                                (6,079)           (2,610)
     Maturity of  investments, net                                                       10,024            17,925
     Acquisition of business, net of cash acquired                                            -              (146)
                                                                                    -------------    --------------
        Cash provided by investing activities                                             3,945            15,169
                                                                                    -------------    --------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                              18,960             5,230
                                                                                    -------------    --------------
        Net cash provided by financing activities                                        18,960             5,230
                                                                                    -------------    --------------
Effects of exchange rate changes on cash and cash equivalents                                10              (135)
                                                                                    -------------    --------------
Net increase in cash and cash equivalents                                                61,126            39,798
Cash and cash equivalents at beginning of period                                         83,679            35,058
                                                                                    -------------    --------------
Cash and cash equivalents at end of period                                            $ 144,805          $ 74,856
                                                                                    =============    ==============

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission on December 29, 2000. The September 30, 2000 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Reclassifications
-----------------
Certain reclassifications, none of which effected net income, have been made to prior amounts to conform to the current period presentation.

Use of Estimates
----------------
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents
----------------
The Company considers all highly liquid instruments with a maturity at purchase of 90 days or less to be cash equivalents.

Investments
-----------
The Company has invested in certain marketable securities that are categorized as held-to-maturity. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Shareholder's Equity and Stock Split
------------------------------------
All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on December 5, 2000.

Per Share Data
--------------
Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the six months ended March 31, 2000, was a warrant to acquire 106,668 shares of common stock at $7.41 per share, and options to acquire approximately
12.4 million shares of common stock, with a weighted average exercise price of $8.09 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income
(loss) per share amounts follows (in thousands):

                                                                Three months ended         Six months ended
                                                                    March 31,                  March 31,
                                                             ------------------------- --------------------------
                                                                 2001         2000         2001          2000
                                                             ------------- ----------- -------------  -----------
Numerator for basic and diluted net income (loss)                   $6,961     $1,529       $12,430    ($ 7,063)
                                                             ------------- ----------- -------------  -----------
Denominator for basic net income (loss) per
     share - weighted-average shares outstanding                    72,061     68,150        71,468       67,490
     Dilutive effect of:
        Common stock options                                         7,217     10,438         8,078            -
        Warrant                                                          -         66             -            -
                                                             ------------- ----------- -------------  -----------
Denominator for diluted net income (loss) per share                 79,278     78,654        79,546       67,490
                                                             ============= =========== =============  ===========

Concentration of Revenues
-------------------------
One third-party distributor customer accounted for approximately 12% and 11% of revenue for the quarter and six months ended March 31, 2001, as compared to 13% and 8% in the same periods of the prior year. No one end-user customer accounted for more than 10% of revenues for the quarter and six months ended March 31, 2001 and 2000.

Accumulated Other Comprehensive Loss
------------------------------------
The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income for the quarter ended March 31, 2001 was $51,000 as compared to a loss of $70,000 for the quarter ended March 31, 2000. Other comprehensive loss for the six months ended March 31, 2001 and 2000, was $4,000 and $135,000 respectively.

Geographic and Segment Information
----------------------------------
During 1999 the Company adopted the provisions of the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that

                                 MICROMUSE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by certain geographic information for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment: fault management and service assurance software.

The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

                                              Three months ended                          Six months ended
                                                  March 31,                                  March 31,
                                   ----------------------------------------     -------------------------------------
                                         2001                  2000                   2001                2000
                                   ------------------    ------------------     -----------------   -----------------
 Revenues:
      United States                       $   35,735            $   17,662           $   68,350          $   31,981
      International                           23,587                 9,477               40,792              17,489
                                   ------------------    ------------------     -----------------   -----------------
         Total                            $   59,322            $   27,139          $   109,142          $   49,470
                                   ==================    ==================     =================   =================


                                       March 31,           September 30,
                                         2001                  2000
                                   ------------------    ------------------
 Identifiable assets:
      United States                      $   230,224           $   179,715
      International                           24,582                17,296
                                   ------------------    ------------------
         Total                           $   254,806           $   197,011
                                   ==================    ==================

Recent Pronouncement
--------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company adopted SFAS No. 133 on October 1, 2000. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101, as amended, is required to be implemented in the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 in its fourth fiscal quarter of 2001 and does not expect its adoption to have a material effect on its financial statements.

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


Overview
--------
Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance -- the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

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

Results of Operations
---------------------
The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                                  Three months ended            Six months ended
                                                                       March 31,                   March 31,
AS A PERCENTAGE OF TOTAL REVENUES:                                2001           2000          2001          2000
----------------------------------                             ------------   -----------   ------------  -----------
Revenues:
    License                                                          72.8%         74.2%          72.9%        73.7%
    Maintenance and services                                         27.2%         25.8%          27.1%        26.3%
                                                               ------------   -----------   ------------  -----------
        Total revenues                                              100.0%        100.0%         100.0%       100.0%
                                                               ------------   -----------   ------------  -----------
Cost of  revenues:
    License                                                           4.0%          3.9%           4.1%         3.9%
    Maintenance and services                                         11.8%         12.9%          11.2%        13.2%
                                                               ------------   -----------   ------------  -----------
        Total cost of revenues                                       15.8%         16.8%          15.3%        17.1%
                                                               ------------   -----------   ------------  -----------
             Gross profit                                            84.2%         83.2%          84.7%        82.9%
                                                               ------------   -----------   ------------  -----------
Operating expenses:
    Sales and marketing                                              41.4%         43.7%          42.3%        43.8%
    Research and development                                         15.2%         15.8%          15.6%        15.3%
    General and administrative                                        8.3%          8.9%           8.3%         9.4%
    Purchased in-process research & development                       0.0%          0.0%           0.0%        22.3%
    Amortization of goodwill and purchased intangible assets          4.7%          5.9%           5.1%         3.3%
                                                               ------------   -----------   ------------  -----------
        Total operating expenses                                     69.6%         74.3%          71.3%        94.1%
                                                               ------------   -----------   ------------  -----------
             Income (loss) from operations                           14.6%          8.9%          13.4%       (11.2)%

Other income, net                                                     2.7%          3.5%           3.3%         3.6%
                                                               ------------   -----------   ------------  -----------
    Income (loss) before income taxes                                17.3%         12.4%          16.7%        (7.6)%
Income tax provision                                                  5.5%          6.8%           5.3%         6.7%
                                                               ------------   -----------   ------------  -----------
    Net income (loss)                                                11.8%          5.6%          11.4%       (14.3)%
                                                               ============   ===========   ============  ===========
AS A PERCENTAGE OF RELATED REVENUES:
------------------------------------
Cost of license revenues                                              5.5%          5.3%           5.6%         5.2%
Cost of maintenance and services revenues                            43.5%         50.2%          41.4%        50.0%


                                 MICROMUSE INC.

REVENUES. Revenues increased to $59.3 million and $109.1 million in the quarter and six months ended March 31, 2001, respectively, from $27.1 million and $49.5 million in the comparable periods of the prior year. License revenues increased to $43.2 million and $79.6 million in the quarter and six months ended March 31, 2001, respectively, from $20.1 million and $36.5 million in the comparable periods of the prior year. The growth in license revenues was primarily due to an increase in the number of product licenses sold, reflecting the increased acceptance of Netcool(R)/OMNIbus and the expansion of our sales organization and product offerings. Maintenance and services revenues increased to $16.1 million and $29.6 million in the quarter and six months ended March 31, 2001, respectively, from $7.0 million and $13.0 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues were 72.8% and 72.9% in the quarter and six months ended March 31, 2001, as compared to 74.2% and 73.7% in the comparable periods of the prior year.

COST OF REVENUES. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 5.5% and 5.6% in the quarter and six months ended March 31, 2001, respectively, from 5.3% and 5.2% in the comparable periods of the prior year primarily due to higher third-party royalty costs offset partially by economies of scale. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 43.5% and 41.4% in the quarter and six months ended March 31, 2001, respectively, from 50.2% and 50.0% in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $24.6 million and $46.2 million in the quarter and six months ended March 31, 2001, respectively, from $11.9 million and $21.7 million in the comparable periods of the prior year. This increase was primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 41.4% and 42.3% in the quarter and six months ended March 31, 2001, respectively, from 43.7% and 43.8% in the comparable periods of the prior year. This reduction was primarily due to the increased scale of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $9.0 million and $17.0 million in the quarter and six months ended March 31, 2001, respectively, from $4.3 million and $7.6 million in the comparable periods of the prior year. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues have remained relatively consistent at 15.2% and 15.6% in the quarter and six months ended March 31, 2001, as compared to 15.8% and 15.3% in the same periods of the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.9 million and $9.1 million in the quarter and six months ended March 31, 2001, respectively, from $2.4 million and $4.6 million in the comparable periods of the prior year. This increase was primarily due to increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a percentage of revenues declined

                                 MICROMUSE INC.

to 8.3% in both the quarter and six months ended March 31, 2001, from 8.9% and 9.4% in the comparable periods of the prior year. This reduction was primarily due to the increased scale of operations.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. The $11.1 million charge in the six months ended March 31, 2000, reflects the portion of Calvin Alexander Networking, Inc.'s research and development efforts that, at the time of acquisition, had not reached technological feasibility and had no alternative future uses. Research and development costs to bring the products from the acquired companies to technological feasibility did not have a material impact on the Company's results of operations or financial condition.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. The charge of $2.8 million and $5.5 million in the quarter and six months ended March 31, 2001, reflects the amortization of the goodwill and purchased intangible assets over estimated useful lives of three to five years.

OTHER INCOME, NET. Other income increased to $1.6 million and $3.6 million in the quarter and six months ended March 31, 2001, respectively, from $0.9 million and $1.8 million in the comparable periods of the prior year. This net increase was primarily due to the interest income related to the increase in cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of March 31, 2001, we had $144.8 million in cash and cash equivalents and $21.6 million in marketable securities, as compared to $83.7 million in cash and cash equivalents and $31.6 million in marketable securities as of September 30, 2000. The net increase in cash and cash equivalents in the six months ended March 31, 2001, was due primarily to the net income adjusted for non-cash expenses, the increase in accrued expenses and deferred revenues, the maturity of investments and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures, the purchase of marketable securities and the increase in accounts receivable. The increase in accrued expense, deferred revenue and accounts receivable reflects the growth in the business. Additionally, the favorable timing of maintenance renewals contributed to the increase in deferred revenues.

As of March 31, 2001, the Company's principal commitments consisted of obligations under operating leases.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

WE FACE UNCERTAINTY RELATING TO ECONOMIC CONDITIONS AFFECTING OUR CUSTOMERS.

We face uncertainty in the degree to which the current economic slowdown may negatively affect growth and capital spending by our existing and potential customers. Although we reported continued revenue growth in our second quarter as compared to previous quarters, notwithstanding these uncertainties, we cannot predict whether or when current adverse economic trends affecting many sectors of technology companies may adversely impact our business, financial condition or results of operations.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown to 740 employees on March 31, 2001, from 514 employees on September 30, 2000, and currently plan to recruit more staff.

FAILURE TO IMPROVE OUR INFRASTRUCTURE MAY ADVERSELY AFFECT OUR BUSINESS.

We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. As reported in
Part II, Item 5 of this report, Stephen Allott has resigned from his position as President, Chief Financial Officer and Director, for personal reasons. These demands require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions. Further, we need to continue to develop a U.S.-based financial and accounting system. Our business will be harmed if we are unable to recruit and retain these key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

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

                                 MICROMUSE INC.

required functions is intense and such personnel may not be available. If our technical services and customer support resources are insufficient to support our growth our business will be harmed.

WE NEED TO CONTINUE TO EXPAND OUR DISTRIBUTION CHANNELS AND RETAIN OUR EXISTING THIRD-PARTY DISTRIBUTORS.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 39%, 34% and 34% of our total revenues in the six months ended March 31, 2001, fiscal 2000 and 1999, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

WE ARE SUBSTANTIALLY DEPENDENT UPON TELECOMMUNICATIONS CARRIERS AND OTHER SERVICE PROVIDERS CONTINUING TO PURCHASE OUR PRODUCTS.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 82%, 82% and 79% of our total revenues in the six months ended March 31, 2001, fiscal 2000 and 1999, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

                                 MICROMUSE INC.

CONSOLIDATIONS IN, OR A SLOWDOWN IN THE GROWTH OF, THE TELECOMMUNICATIONS INDUSTRY COULD HARM OUR BUSINESS.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although recent trends indicate that this growth and capital spending by this industry have slowed, and may be affected by a general decline in national economic growth. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of a significant slowdown in the growth or capital spending of the telecommunications industry, our business could be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

o customer's internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Compaq, Hewlett-Packard Company and Cabletron Systems, Inc.;

o vendors of network and systems management frameworks including Computer Associates International, Inc. and International Business Machines Corporation;

o vendors of network and systems management applications including Hewlett-Packard Company, BMC Software, Inc, and International Business Machines Corporation;

o    providers of specific market applications; and

o systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation (formerly Teknekron Communications Systems, Inc.) and Agilent Technologies, Inc. with its acquisition of Objective Systems Integrators, Inc.

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

                                 MICROMUSE INC.

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

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS.

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. We do not generally have employment contracts with key personnel. As reported in Part II, Item 5 of this report, Stephen Allott has resigned from his position as President, Chief Financial Officer and Director, for personal reasons. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times and continue to experience difficulty in recruiting qualified personnel. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel.

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

                                 MICROMUSE INC.

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

 WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

We derive a significant portion of our revenues in any particular period from a limited number of customers. See "Concentration of Revenues" in Notes to Condensed Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no

                                 MICROMUSE INC.

minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

OUR INTERNATIONAL SALES AND OPERATIONS EXPOSE US TO CURRENCY FLUCTUATION RISKS AND OTHER INHERENT RISKS.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See "Geographic and Segment Information" in Notes to Condensed Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

                                 MICROMUSE INC.

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

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE, OR A THIRD-PARTY COULD CLAIM THAT WE ARE INFRINGING ITS PROPRIETARY RIGHTS.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our international operations expand, the risk that we will fail to adequately protect our intellectual property increases. Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We expect that software product developers will be increasingly subject to infringement claims as the

                                 MICROMUSE INC.

number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

                                 MICROMUSE INC.

As of March 31, 2001, we had approximately 72.6 million shares of common stock outstanding, excluding approximately 12.8 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.01 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception the such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

                                 MICROMUSE INC.

issues, and processing tax and accounting records. Although we do not currently expect the Euro to have a material adverse effect on our financial conditions or results of operations, we cannot assure that issues relating to the Euro will not harm our business.

POWER BLACKOUTS AND RISING ENERGY COSTS IN CALIFORNIA COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES.

Our principal executive offices are located in San Francisco, California. Our principal product development operations are located in London, and we have other offices in approximately 12 cities outside California. California has recently experienced rolling blackouts of electricity and rising energy costs throughout the state. We have not experienced any material power disruptions or material energy expense increases to date. However, a continuation or worsening of these adverse energy circumstances may disrupt our ability to market our products or provide services to customers or otherwise adversely affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY HEDGING INSTRUMENTS
------------------------------------
We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2001, no hedging contracts were outstanding.

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

FIXED INCOME INVESTMENTS
------------------------
Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at purchase are considered to be cash equivalents; investments with maturities of three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.3%. We do not expect any material loss with respect to our investment portfolio.

                                 MICROMUSE INC.

PART II - OTHER INFORMATION
---------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on February 1, 2001 in San Francisco, California. Of the 71,045,216 shares outstanding as of the record date, 57,554,246 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

                                                       Votes         Broker
    Nominee                      Votes for           Withheld        Non-Votes
    -----------------------    ---------------    --------------   -------------
    Stephen A. Allott              57,512,994            41,252              0
    David C. Schwab                57,519,610            34,636              0



(2) To ratify the Company's appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2001.

         Votes For                57,529,358

         Votes Against            14,570

         Votes Abstaining         10,318

         Broker Non-Votes         0

ITEM 5.  OTHER INFORMATION.

Micromuse Inc. announced by press release dated April 18, 2001, that Stephen Allott has resigned his positions as President, Chief Financial Officer and as a member of the Board of Directors. The Company expects that he will continue to serve as a strategic consultant. Reasons cited in the release for his resignation included Mr. Allott's family priorities, his desire to reconnect with the London-based business community, and his need to reduce what have been personally demanding travel commitments. David Wise, Senior Vice President, Finance and Investor Relations, was named interim Chief Financial Officer.

                                 MICROMUSE INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit
Number      Description
---------   --------------------------------------------------------------------
3.1         Certificate of Amendment of Restated Certificate of Incorporation,
            and Restated Certificate of Incorporation of Micromuse Inc.
            (incorporated by reference from exhibit 3.1 in our Form 10-Q filed with the SEC on February 14, 2001, for the quarter ended December
            31, 2000).


3.2 Amended and Restated Bylaws of Micromuse Inc. (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).





(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                 MICROMUSE INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.



                       MICROMUSE INC.
                       (Registrant)


                       BY: /s/ GREGORY Q. BROWN
                       -------------------------
                       Gregory Q. Brown
                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                       (DULY AUTHORIZED OFFICER)



                       BY: /s/ DAVID A. WISE
                       ---------------------------------------------
                       David A. Wise
                       SENIOR VICE PRESIDENT AND INTERIM CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)