Form 10-Q
period 2001-06-30
MICROMUSE INC
filed 2001-08-14
CIK 1036425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------



                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from      to      .
                                            ------  ------
                        Commission file number 000-23783


                                 MICROMUSE INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              94-3288385
-----------------------------                 ----------------------------------
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

                                Yes [ X ] No [  ]



     73,671,203 shares of Common Stock, $0.01 par value, were outstanding as of July 30, 2001

                                 MICROMUSE INC.



                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I - Financial Information
------------------------------
Item 1.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 2001 and
                   September 30, 2000                                                           3

               Condensed Consolidated Statements of Operations for the three and nine
                   months ended June 30, 2001 and 2000                                          4

               Condensed Consolidated Statements of Cash Flows for the nine
                   months ended June 30, 2001 and 2000                                          5

               Notes to Condensed Consolidated Financial Statements                             6


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                       10


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          26


PART II - Other Information
---------------------------

Item 1.    Legal Proceedings                                                                   28

Item 2.    Changes in Securities and Use of Proceeds                                           28

Item 3.    Defaults upon Senior Securities                                                     28

Item 4.    Submission of Matters to a Vote of Security Holders                                 28

Item 5.    Other Information                                                                   28

Item 6.    Exhibits and Reports on Form 8-K                                                    29

Signature                                                                                      30


PART I - FINANCIAL INFORMATION
------------------------------
 ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MICROMUSE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                              ASSETS
                                                                                  June 30,           September 30,
                                                                                    2001                  2000
                                                                           -------------------   -------------------
Current assets:
     Cash and cash equivalents                                                   $ 119,615              $ 83,679
     Short-term investments                                                         43,376                31,614
                                                                           -------------------   -------------------
        Total cash, cash equivalents and investments                               162,991               115,293

     Accounts receivable, net                                                       33,733                17,898
     Prepaid expenses and other current assets                                       8,909                 6,044
     Deferred income taxes                                                               -                 2,100
                                                                           -------------------   -------------------
        Total current assets                                                       205,633               141,335

     Property and equipment, net                                                    13,024                 8,495
     Long-term investments                                                          20,449                     -
     Goodwill and purchased intangible assets, net                                  38,879                47,181
                                                                           -------------------   -------------------
                                                                                 $ 277,985             $ 197,011
                                                                           ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $ 4,638               $ 2,919
     Accrued expenses                                                               34,568                18,900
     Income taxes payable                                                            5,313                   712
     Deferred revenue                                                               33,519                21,957
                                                                           -------------------   -------------------
        Total current liabilities                                                   78,038                44,488

Stockholders' equity
     Preferred stock; $0.01 par value; 5,000 shares authorized
        no shares issued and outstanding                                                 -                     -
     Common stock; $0.01 par value; 200,000 shares authorized;
        73,638 and 70,520 shares outstanding as of June 30,
        2001 and September 30, 2000, respectively                                      736                   705
     Additional paid-in capital                                                    186,039               159,061
     Deferred compensation                                                              (5)                  (47)
     Accumulated other comprehensive losses                                         (1,508)               (1,588)
     Retained earnings (accumulated deficit)                                        14,685                (5,608)
                                                                           -------------------   -------------------
        Total stockholders' equity                                                 199,947               152,523
                                                                           -------------------   -------------------
                                                                                 $ 277,985             $ 197,011
                                                                           ===================   ===================


    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                      Three months ended                Nine months ended
                                                                           June 30,                          June 30,
                                                                 ---------------------------    ---------------------------------
                                                                      2001           2000             2001             2000
                                                                 -------------   -----------    ---------------  ----------------
    Revenues:
       License                                                     $  46,412       $24,167           $125,973         $60,619
       Maintenance and services                                       16,923         8,765             46,504          21,783
                                                                 -------------   -----------    ---------------  ----------------
             Total revenues                                           63,335        32,932            172,477          82,402
                                                                 -------------   -----------    ---------------  ----------------


    Cost of revenues:
       License                                                         2,559         1,362              7,008             3,272
       Maintenance and services:                                       7,299         4,233             19,538            10,739
                                                                -------------   -----------    ---------------  ----------------
             Total cost of revenues                                    9,858         5,595             26,546            14,011
                                                                -------------   -----------    ---------------  ----------------
                   Gross profit                                       53,477        27,337            145,931            68,391
                                                                -------------   -----------    ---------------  ----------------

    Operating expenses:
         Sales and marketing                                          25,970        14,628             72,167            36,292
         Research and development                                      9,257         4,879             26,232            12,459
         General and administrative                                    5,836         3,050             14,945             7,680
         Purchased in-process research and development                     -             -                  -            11,066
         Amortization of goodwill and purchased intangible assets      2,767         1,595              8,301             3,224
                                                                -------------   -----------    ---------------  ----------------
             Total operating expenses                                 43,830        24,152            121,645            70,721
                                                                -------------   -----------    ---------------  ----------------
                   Income (loss) from operations                       9,647         3,185             24,286            (2,330)

Other income, net                                                      1,916         1,628              5,558             3,387
                                                                -------------   -----------    ---------------  ----------------
         Income before income taxes                                   11,563         4,813             29,844             1,057
    Income tax provision                                               3,700         2,371              9,551             5,678
                                                                -------------   -----------    ---------------  ----------------
         Net income (loss)                                        $    7,863     $   2,442         $   20,293          $ (4,621)
                                                                =============   ===========    ===============  ================


    Per share data:
         Basic net income (loss)                                  $     0.11     $    0.04         $     0.28          $ (0.07)
         Diluted net income (loss)                                $     0.10     $    0.03         $     0.25          $ (0.07)


    Weighted average shares used in computing:
         Basic net income (loss) per share                            73,199        68,942             72,082           68,114
         Diluted net income (loss) per share                          78,459        78,442             80,657           68,114


                     SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MICROMUSE INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                         Nine months ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                      2001                2000
                                                                                 ----------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                                  $ 20,293        $ (4,621)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                                     13,032           5,024
        Amortization of deferred employee compensation                                        42              42
        Purchased in-process research and development                                        -            11,066
        Tax  benefit related to exercise of stock options                                  2,728           4,008
        Deferred income taxes                                                              2,100               -
        Changes in operating assets and liabilities net of acquired    amounts:

          Accounts receivable, net                                                       (16,170)         (5,347)
          Prepaid expenses and other current assets                                       (3,086)         (1,029)
          Accounts payable                                                                 1,802          (1,479)
          Accrued expenses                                                                16,182          10,223
          Income taxes payable                                                             4,601             620
          Deferred revenue                                                                11,830          11,252
                                                                                 ----------------     -------------
              Net cash provided by operating activities                                   53,354          29,759
                                                                                 -----------------    -------------
Cash flows from investing activities:
     Capital expenditures                                                                (9,455)           (4,455)
     Maturity (purchase) of  investments, net                                           (32,211)           16,223
     Acquisition of business, net of cash acquired                                            -              (146)
                                                                                 -----------------    -------------
        Cash provided (used) by investing activities                                    (41,666)           11,622
                                                                                 -----------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                               24,388            6,468
                                                                                 -----------------    -------------
        Net cash provided by financing activities                                         24,388            6,468
                                                                                 -----------------    -------------
Effects of exchange rate changes on cash and cash equivalents                              (140)             (824)
                                                                                 -----------------    -------------
Net increase in cash and cash equivalents                                                35,936            47,025
Cash and cash equivalents at beginning of period                                         83,679            35,058
                                                                                 -----------------    -------------
Cash and cash equivalents at end of period                                            $ 119,615          $ 82,083
                                                                                 =================    =============

                     SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Use of Estimates
----------------

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents
----------------

The Company considers all highly liquid instruments with a maturity at purchase of 90 days or less to be cash equivalents.

Shareholder's Equity and Stock Split
------------------------------------

All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on December 5, 2000.

                                 MICROMUSE INC.

Per Share Data
--------------

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the net loss per share for the nine months ended June 30, 2000, was a warrant to acquire 106,668 shares of common stock at $7.41 per share, and options to acquire approximately
12.8 million shares of common stock, with a weighted average exercise price of $9.19 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income
(loss) per share amounts follows (in thousands):

                                                                Three months ended         Nine months ended
                                                                     June 30,                  June 30,
                                                             ------------------------- --------------------------
                                                                 2001         2000         2001          2000
                                                             ------------- ----------- -------------  -----------
Numerator for basic and diluted net income (loss)                 $7,863       $2,442       $20,293    ($ 4,621)
                                                             ------------- ----------- -------------  -----------
Denominator for basic net income (loss) per

     share - weighted-average shares outstanding                  73,199       68,942        72,082       68,114
     Dilutive effect of common stock options                       5,260        9,500         8,575            -
                                                             ------------- ----------- -------------  -----------

Denominator for diluted net income (loss) per share               78,459       78,442        80,657       68,114
                                                             ============= =========== =============  ===========

Concentration of Revenues
-------------------------

One third-party distributor customer accounted for approximately 17% and 13% of revenues for the quarter and nine months ended June 30, 2001. No one third-party distributor customer accounted for greater than 10% of revenue for the quarter and nine months ended June 30, 2000. One end-user customer accounted for 19% of revenues for the quarter ended June 30, 2001. No one end-user customer accounted for greater than 10% of revenue for the nine months ended June 30, 2001 and 2000 and for the quarter ended June 30, 2000.

Accumulated Other Comprehensive Loss
------------------------------------

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income for the quarter and nine months ended June 30, 2001 was $84,000 and $80,000, respectively as compared to a loss of $689,000 and $824,000 for the comparable periods of the prior year.

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

                                 MICROMUSE INC.

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

The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

                                              Three months ended                          Nine months ended
                                                  June 30,                                    June 30,
                                   ----------------------------------------     -------------------------------------
                                         2001                  2000                   2001                2000
                                   ------------------    ------------------     -----------------   -----------------
 Revenues:
      United States                       $   39,203            $   19,986          $   107,553          $   51,967
      International                           24,132                12,946               64,924              30,435
                                   ------------------    ------------------     -----------------   -----------------
         Total                            $   63,335            $   32,932          $   172,477          $   82,402
                                   ==================    ==================     =================   =================

                                        June 30,           September 30,
                                         2001                  2000
                                   ------------------    ------------------
 Identifiable assets:
      United States                      $   249,950           $   179,715
      International                           28,035                17,296
                                   ------------------    ------------------
         Total                           $   277,985           $   197,011
                                   ==================    ==================



Recent Pronouncement
--------------------

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101, as amended, is required to be implemented in the Company's fourth fiscal quarter of 2001. The Company adopted SAB 101 in the fourth fiscal quarter of 2001 and does not expect its adoption to have a material effect on its financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. Under SFAS No. 141, entities are required to account for all business combinations initiated after June 30, 2001 using one method, the

                                 MICROMUSE INC.

purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the Company's consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets
 . SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company has not yet determined the impact that this standard will have on its results of operations and financial position. As of June 30, 2001, the Company has a goodwill balance of $24,990,000, to be amortized in future periods.

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

Micromuse Ltd (formerly known as Micromuse plc) was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term "Micromuse" or the "Company" refers to Micromuse Inc., Micromuse Ltd, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. Our principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and our telephone number at that address is (415) 538-9090.

                                 MICROMUSE INC.

RESULTS OF OPERATIONS
---------------------
The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

                                                                  Three months ended           Nine months ended
                                                                       June 30,                     June 30,
                                                               --------------------------   -------------------------
AS A PERCENTAGE OF TOTAL REVENUES:                                2001           2000          2001          2000
----------------------------------                             ------------   -----------   ------------  -----------
Revenues:
    License                                                          73.3%         73.4%          73.0%        73.6%
    Maintenance and services                                         26.7%         26.6%          27.0%        26.4%
                                                               ------------   -----------   ------------  -----------
        Total revenues                                              100.0%        100.0%         100.0%       100.0%
                                                               ------------   -----------   ------------  -----------

Cost of  revenues:
    License                                                           4.0%          4.1%           4.1%         4.0%
    Maintenance and services                                         11.6%         12.9%          11.3%        13.0%
                                                               ------------   -----------   ------------  -----------
        Total cost of revenues                                       15.6%         17.0%          15.4%        17.0%
                                                               ------------   -----------   ------------  -----------
             Gross profit                                            84.4%         83.0%          84.6%        83.0%
                                                               ------------   -----------   ------------  -----------

Operating expenses:
    Sales and marketing                                              41.0%         44.4%          41.8%        44.0%
    Research and development                                         14.6%         14.8%          15.2%        15.1%
    General and administrative                                        9.2%          9.3%           8.7%         9.3%
    Purchased in-process research and development                     0.0%          0.0%           0.0%        13.4%
    Amortization of goodwill and purchased intangible assets          4.4%          4.8%           4.8%         3.9%
                                                               ------------   -----------   ------------  -----------
        Total operating expenses                                     69.2%         73.3%          70.5%        85.7%
                                                               ------------   -----------   ------------  -----------
             Income (loss) from operations                           15.2%          9.7%          14.1%       (2.7%)

Other income, net                                                     3.0%          4.9%           3.2%         4.1%
                                                               ------------   -----------   ------------  -----------
    Income before income taxes                                       18.2%         14.6%          17.3%         1.4%
Income tax provision                                                  5.8%          7.2%           5.5%         6.9%
                                                               ------------   -----------   ------------  -----------
    Net income (loss)                                                12.4%          7.4%          11.8%       (5.5%)
                                                               ============   ===========   ============  ===========


AS A PERCENTAGE OF RELATED REVENUES:
------------------------------------
Cost of license revenues                                              5.5%          5.6%           5.6%         5.4%
Cost of maintenance and services revenues                            43.1%         48.3%          42.0%        49.3%


                                 MICROMUSE INC.

REVENUES. Revenues increased to $63.3 million and $172.5 million in the quarter and nine months ended June 30, 2001, respectively, from $32.9 million and $82.4 million in the comparable periods of the prior year. License revenues increased to $46.4 million and $126.0 million in the quarter and nine months ended June 30, 2001, respectively, from $24.1 million and $60.6 million in the comparable periods of the prior year. The growth in license revenues was primarily due to an increase in the number of product licenses shipped, reflecting the increased acceptance of Netcool(R)/OMNIbus and the expansion of our sales organization and product offerings. Maintenance and services revenues increased to $16.9 million and $46.5 million in the quarter and nine months ended June 30, 2001, respectively, from $8.8 million and $21.8 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues were 73.3% and 73.0% in the quarter and nine months ended June 30, 2001, as compared to 73.4% and 73.6% in the comparable periods of the prior year.

COST OF REVENUES. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues remained relatively consistent at 5.5% and 5.6% in the quarter and nine months ended June 30, 2001, respectively, as compared to 5.6% and 5.4% in the comparable periods of the prior year. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 43.1% and 42.0% in the quarter and nine months ended June 30, 2001, respectively, from 48.3% and 49.3% in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $26.0 million and $72.2 million in the quarter and nine months ended June 30, 2001, respectively, from $14.6 million and $36.3 million in the comparable periods of the prior year. This increase was primarily due to the increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues declined to 41.0% and 41.8% in the quarter and nine months ended June 30, 2001, respectively, from 44.4% and 44.0% in the comparable periods of the prior year. This reduction was primarily due to the increased scale of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $9.3 million and $26.2 million in the quarter and nine months ended June 30, 2001, respectively, from $4.9 million and $12.5 million in the comparable periods of the prior year. This increase was the result of increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel. Research and development costs as a percentage of total revenues have remained relatively consistent at 14.6% and 15.2% in the quarter and nine months ended June 30, 2001, as compared to 14.8% and 15.1% in the same periods of the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.8 million and $14.9 million in the quarter and nine months ended June 30, 2001, respectively, from $3.1 million and $7.7 million in the comparable periods of the prior year. This increase was primarily due to increased bad debt costs, increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a

                                 MICROMUSE INC.

percentage of revenues remained relatively consistent at 9.2% and 8.7% in the quarter and nine months ended June 30, 2001, from 9.3% and 9.3% in the comparable periods of the prior year.

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

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. The charge of $2.8 million and $8.3 million in the quarter and nine months ended June 30, 2001, reflects the amortization of the goodwill and purchased intangible assets over estimated useful lives of three to five years.

OTHER INCOME, NET. Other income increased to $1.9 million and $5.6 million in the quarter and nine months ended June 30, 2001, respectively, from $1.6 million and $3.4 million in the comparable periods of the prior year. This net increase was primarily due to the interest income related to the increase in cash, cash equivalents and investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 30, 2001, we had $119.6 million in cash and cash equivalents and $63.8 million in marketable securities, as compared to $83.7 million in cash and cash equivalents and $31.6 million in marketable securities as of September 30, 2000. The net increase in cash and cash equivalents in the nine months ended June 30, 2001, was due primarily to the net income adjusted for non-cash expenses, the increase in accrued expenses and deferred revenues, the maturity of investments and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures, the purchase of marketable securities and the increase in accounts receivable. The increase in accrued expense, deferred revenue and accounts receivable reflects the growth in the business. Additionally, the favorable timing of maintenance renewals contributed to the increase in deferred revenues.

As of June 30, 2001, the Company's principal commitments consisted of obligations under operating leases.

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

WE ANTICIPATE A DECLINE IN FOURTH QUARTER REVENUES DUE TO ECONOMIC CONDITIONS AFFECTING OUR CUSTOMERS

We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We have recently experienced increased instances of customers delaying or deferring licenses of our software, and longer lead times needed to close our customer sales. We currently anticipate that our revenues and earnings will decline in our current fourth quarter compared to the third quarter results, as a result of unfavorable economic conditions and reduced capital spending, particularly in the United States. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly results.

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

                                 MICROMUSE INC.

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

We historically realize a significant portion of our license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, our sales cycle, from initial evaluation to delivery of software, varies substantially from customer to customer. Further, we base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results.

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

                                 MICROMUSE INC.

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown to 812 employees on June 30, 2001, from 514 employees on September 30, 2000.

FAILURE TO IMPROVE OUR INFRASTRUCTURE MAY ADVERSELY AFFECT OUR BUSINESS.

We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions. For example, we are currently looking to fill the position of Chief Financial Officer. Further, we need to continue to develop a U.S.-based financial and accounting system. Our business will be harmed if we are unable to recruit and retain these key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

WE NEED TO CONTINUE TO EXPAND AND IMPROVE THE PRODUCTIVITY OF OUR SALES FORCE AND OUR TECHNICAL SERVICES AND CUSTOMER SUPPORT ORGANIZATION.


Our success has always depended in large part on our ability to attract and retain highly skilled sales and technical personnel. In spite of the economic slowdown, competition for these personnel is intense. Sales personnel are in high demand and are difficult to attract and retain and require nine months, or longer, to become fully productive. Further, because of the recent expansion of the installed base of Netcool/OMNIbus, Netcool/Reporter, Netcool/Internet Service Monitors, Netcool/Firewall,

                                 MICROMUSE INC.

Netcool/Fusion, Netcool/NTSMs, and Netcool/Impact, and the release of our Netcool/OMNIbus for Voice Networks, Netcool/Precision and Netcool/Visionary, the demands on our technical services and customer support resources have grown rapidly. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly sales and technical personnel, could make it difficult to meet key objectives, such as timely product introductions.

WE NEED TO CONTINUE TO EXPAND OUR DISTRIBUTION CHANNELS AND RETAIN OUR EXISTING THIRD-PARTY DISTRIBUTORS.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 39%, 35% and 36% of our total revenues in the nine months ended June 30, 2001, fiscal 2000 and 1999, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

WE ARE SUBSTANTIALLY DEPENDENT UPON TELECOMMUNICATIONS CARRIERS AND OTHER SERVICE PROVIDERS CONTINUING TO PURCHASE OUR PRODUCTS.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 81%, 82% and 79% of our total revenues in the nine months ended June 30, 2001, fiscal 2000 and 1999, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure

                                 MICROMUSE INC.

of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

CONSOLIDATIONS IN, OR A SLOWDOWN IN THE GROWTH OF, THE TELECOMMUNICATIONS INDUSTRY COULD HARM OUR BUSINESS.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although recent trends indicate that this growth and capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of a continued of further significant slowdown in the growth or capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET.

A significant portion of our revenues comes from telecommunications carriers, Internet service providers and other customers that rely upon or are driven by the Internet. As a result, our future results of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Our business could be harmed if this rapid growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines. Recent data and reports indicate that both the growth of significant portions of the Internet and technological innovations have slowed. If these trends continue, they will likely have an adverse impact on our business.

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

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

The sales cycle is highly customer specific and can vary from a few weeks to many months and the software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and requires us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS.

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. We do not generally have employment contracts with key personnel. As reported in Part II, Item 5 of our Form 10-Q as filed with the Securities and Exchange Commission on May 14, 2001, Stephen Allott resigned from his position as President, Chief Financial Officer and Director, for personal reasons. The Company is still actively seeking to recruit for the position of Chief Financial Officer. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times and continue to experience difficulty in recruiting qualified personnel. Also, the volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel.

                                 MICROMUSE INC.

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

                                 MICROMUSE INC.

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

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE, OR A THIRD-PARTY COULD CLAIM THAT WE ARE INFRINGING ITS PROPRIETARY RIGHTS.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary

                                 MICROMUSE INC.

information or intellectual property, our business could be harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our international operations expand, the risk that we will fail to adequately protect our intellectual property increases. Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights or we have not fulfilled the terms of agreements with them. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty, licensing or other agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

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

                                 MICROMUSE INC.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

As of June 30, 2001, we had approximately 73.6 million shares of common stock outstanding, excluding approximately 12.0 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.01 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

                                 MICROMUSE INC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY HEDGING INSTRUMENTS
------------------------------------
We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2001, no hedging contracts were outstanding.

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

                                 MICROMUSE INC.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at purchase are considered to be cash equivalents; investments with maturities of three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 4.8%. We do not expect any material loss with respect to our investment portfolio.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On July 18, 2001, we announced that Katrinka B. McCallum has been appointed to the newly created position of Executive Vice President & Chief Operating Officer. Ms. McCallum will also become a member of Micromuse's Board of Directors.

                                 MICROMUSE INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

 Exhibit
 Number              Description
---------------     ------------------------------------------------------------
 3.1                 Certificate of Amendment of Restated Certificate of
                     Incorporation, and Restated Certificate of Incorporation of
                     Micromuse Inc. (incorporated by reference from exhibit 3.1 in our Form 10-Q filed with the SEC on February 14, 2001, for the quarter ended December 31, 2000).



 3.2 Amended and Restated Bylaws of Micromuse Inc.(incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).




 (b) Reports on Form 8-K

 There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                 MICROMUSE INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.



                                    MICROMUSE INC.
                                    (Registrant)


                                    BY: /s/ Gregory Q. Brown
                                    ------------------------
                                    Gregory Q. Brown
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                    (DULY AUTHORIZED OFFICER)



                                    BY: /s/ David A. Wise
                                    ------------------------
                                    David A. Wise

                                    SENIOR VICE PRESIDENT AND INTERIM CHIEF
                                    FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL OFFICER)