Form 10-K
period 2001-09-30
MICROMUSE INC
filed 2001-12-21
CIK 1036425

[LOGO] MicroMuse_OFC




                              2001 Annual Report
                                Micromuse Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-K

                                 -------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                 For the Fiscal Year Ended September 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from __________ to ___________.

                         Commission File No. 000-23783

                                MICROMUSE INC.
            (Exact name of registrant as specified in its charter)


           Delaware                        94-3288385
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

                              139 Townsend Street
                        San Francisco, California 94107
                                (415) 538-9090
(Address of Principal Executive Office, including ZIP code and telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on November 30, 2001 was approximately $1.2 billion. As of November 30, 2001, there were 73,760,749 shares of Registrant's common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2001 annual meeting of stockholders scheduled to be held in San Francisco, California on Thursday, January 31, 2002, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MICROMUSE INC.

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                                  PART I
Item 1.    Business.............................................................................   3
Item 2.    Properties...........................................................................  10
Item 3.    Legal Proceedings....................................................................  10
Item 4.    Submission of Matters to a Vote of Security Holders..................................  10
                                                  PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters............  11
Item 6.    Selected Financial Data..............................................................  12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  13
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk...........................  30
Item 8.    Financial Statements and Supplementary Data..........................................  31
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures  48
                                                 PART III
Item 10.   Directors and Executive Officers of the Registrant...................................  48
Item 11.   Executive Compensation...............................................................  49
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  49
Item 13.   Certain Relationships and Related Transactions.......................................  49
                                                  PART IV
Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K......................  49
Signatures                                                                                        50

                                    PART I

   This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, the Company's ability to manage its growth, risks associated with competition and risks identified in the Company's Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading "Risk Factors" located at the end of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Item 1. Business

   Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable service and business assurance -- the effective monitoring of the status of multiple devices and elements underlying an Information Technology (IT) service delivery infrastructure, to help provide the continuous availability of IT-based services and businesses. The Micromuse Netcool(R) product suite collects, normalizes and consolidates high volumes of event information from heterogeneous network management environments into an active database that de-duplicates and correlates the resulting data in real-time. It then rapidly distributes graphical views of the information to operators and administrators responsible for monitoring service levels. Netcool's unique architecture allows for the rapid, programmerless association of devices and specific attributes of those devices to the business services they impact. This readily enables network operations teams to create and modify their service views during systems operations to monitor particular business services, rapidly identify which users are affected by which network faults, pinpoint sources of network problems, automate operator responses, facilitate problem resolution and report on the results.

   We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. We have distribution agreements with Cisco Systems, Ericsson Data Services, Nortel, Siemens, Unisphere and Sun Microsystems. As of September 30, 2001, we had licensed our software to nearly 1,300 customers operating in and serving a variety of industries. Micromuse customers include AT&T, BT, Cable & Wireless, Cellular One, Charles Schwab, Deutsche Telekom, Digex, EarthLink, GE Appliances, ITC^DeltaCom, J.P. Morgan Chase, One2One and Verizon.

   Micromuse operates as a single operating segment, and further geographic and segment information is included in Note 7 "Geographic and Segment Information" of the Notes to Consolidated Financial Statements included in this Form 10-K. Micromuse was founded in 1989 in London, England, and in 1997 reorganized as a Delaware corporation and re-located its headquarters to San Francisco, California.

Products and Technology

   Micromuse provides a suite of software products that provide realtime fault management, which enables service and business assurance. Our Netcool solutions include the flagship Netcool/OMNIbus(TM) application, which collects, consolidates, de-duplicates and correlates information from more than 300 network management platforms and devices and presents realtime user-configurable views of faults, network, service and business status. The application allows network operations personnel to react to problems in the network infrastructure before they cause outages in service availability and/or to identify outages and their probable causes. These capabilities enable network managers to improve the reliability and functionality of their networks, thereby enhancing operating efficiencies, productivity and profitability of network operators and users. The components of Netcool/OMNIbus are described in the section entitled "Netcool/OMNIbus Components."

   Micromuse also provides enhanced applications that work in conjunction with the Netcool/OMNIbus application. These include the Netcool/Service Monitors(TM) suite, the Netcool/Reporter(TM) application, the Netcool/Impact(TM) application, the Netcool/Visionary(TM) application, and Netcool/Precision(TM) application.

       The Netcool/Service Monitors suite not only manages network and system devices, but also looks at service and application availability from the customer's perspective. It monitors the following applications and services over fixed line and wireless infrastructures: eCommerce applications, eMail services, Wireless services, Service infrastructure, and bandwidth/usage.

       The Netcool/Reporter(TM) application takes Netcool/OMNIbus data and provides historical reports on events occurring within a network infrastructure.

       The Netcool/Impact application facilitates policy-based management and helps determine how Netcool/OMNIbus-collected faults will impact the availability of services.

      The Netcool/Visionary application facilitates network problem diagnosis.

       The Netcool/Precision application, which includes the patented Network Slice(TM) technology, provides network inventory, network discovery and network topology functions.

   In addition, the Netcool suite includes a targeted series of software "applications." These proactively collect network and service status information from the following environments:

  .  Voice switches and services - Netcool/Telco Service Managers(TM) suite

  .  Mainframe management systems - Netcool/Data Center Monitors(TM) suite

  .  Security management - Netcool/Firewall(TM) application

  Netcool/OMNIbus Components

   Netcool/OMNIbus is based on an open, client/server architecture. It consists of four primary components: the Netcool ObjectServer(TM), which is at the heart of the architecture; Netcool Probes & Monitors(TM); Netcool Desktops(TM); and Netcool Gateways(TM).

   Netcool Probes & Monitors collect fault information from network element management systems, network devices, computing systems, applications or legacy systems. Netcool Probes & Monitors then normalize and consolidate this data into the Netcool ObjectServer, a high-speed, memory-resident database, optimized for realtime fault monitoring and building views of network status and service availability. By manipulating the data in the Netcool ObjectServer, Netcool Desktop users can design customized views of event data to monitor segments of the network or services that span the entire network. Netcool Gateways permit data to be shared between multiple ObjectServers for load balancing or fail-over facilities, exported to common relational database management systems (Oracle, Sybase, etc.) for historical service level views, or integrated with other applications such as helpdesk applications (Remedy, Clarify, etc.).

  Netcool ObjectServer(TM)

   The Netcool ObjectServer is a realtime, object-oriented, memory-resident, active database that stores and manages the collected network faults and service status data. The Netcool ObjectServer consolidates, associates and de-duplicates normalized data from the Netcool Probes & Monitors, converting events, such as faults and alarms, into event objects that can be easily manipulated to create associations and filters. The active components of the Netcool ObjectServer include its de-duplication capability and its ability to correlate event objects with other event objects, make decisions on information, automate operator responses and facilitate problem resolution. The Netcool ObjectServer, which has been designed and optimized for handling large volumes of events messages, can process hundreds of alarms per second and can collect data from multiple Netcool Probes concurrently. The Netcool ObjectServer architecture also permits multiple authenticated users to view all the events throughout the enterprise. In addition, since one network fault can impact several locations in a distributed environment and can therefore trigger multiple events, the Netcool ObjectServer is designed to automatically de-duplicate repeated events so that network operators can easily identify the root cause. The Netcool ObjectServer architecture provides us with a competitive advantage in both the speed with which it collects network events and the ability to associate event information with the services it manages.

  Netcool Probes & Monitors(TM)

   Netcool Probes are passive supersets of software code that collect network event data (including messaged network data such as faults, alerts, and traps) from elements on the network or from domain-based network management systems. These Probes can collect information presented from either management platforms or devices (i.e. HP OpenView, Aprisma Management Technologies SPECTRUM, Cisco StrataView Plus, and Newbridge 46020) and standard protocols such as screen-oriented ASCII character streams, application log files (i.e. Syslog) TL1, SNMP, and most other methods of management information provision. They recognize Management Information Base information from switches and routers from leading vendors, including Nortel, Lucent, Cisco, and 3Com. Netcool Probes use rules and lookup tables to categorize and add information to events. As a result, network data collected by the Netcool Probes is normalized into a common alert format and then passed to the Netcool ObjectServer. As described in the previous section, Netcool Monitors provide more active, intelligent service and status monitoring.

  Netcool Desktops

   The Netcool Desktop is an integrated suite of software tools designed for use by operators and administrators to create filters, customize views of network event data, monitor several services simultaneously, and automatically resolve service problems. Network operators can quickly build filters by responding to simple onscreen queries about user preferences. Operators can also associate events with services through the use of simple "drag-and-drop" technology that automatically creates the Boolean logic and software query language required to retrieve the data from the Netcool ObjectServer. In this way, non-programmers can manipulate the data in the Netcool ObjectServer to custom-design views of event data. In addition, each operator can use Netcool Desktops to resolve element problems directly or automate responses to common network problems when critical thresholds are reached.

   Operators can use Netcool Desktops to monitor services through Netcool EventLists(TM), Netcool EventList dashboards summary or Netcool maps. The Netcool EventList presents a configurable spreadsheet-like view of the de-duplicated faults and acts as the primary interface through which operators access problem resolution tools. The Netcool EventList dashboard summary depicts a concise view of the EventLists for several services while the Netcool map provides a graphical view of the network or services that depend upon it. Administrators can use Desktops to configure the Netcool ObjectServer and the operator's Netcool Desktop environment. Netcool Desktops run on multiple platforms, including Web Browsers, UNIX/ Motif, and Microsoft Windows NT.

  Netcool Gateways

   Netcool Gateways are interfaces to third-party applications that allow sharing of Netcool event data. For example, Netcool ObjectServer data can be exported through Netcool Gateways to databases such as Oracle or Sybase for historical analysis and reporting or to trouble-ticketing packages such as Remedy's trouble-ticketing application. In addition, multiple Netcool ObjectServers can share data using a Netcool Gateway to offer customers load-balancing and fail-over facilities.

Sales and Marketing

   We market our software and services primarily through our direct sales organization with American offices in Atlanta, Chicago, Dallas, Minneapolis, New York, San Francisco, and McLean, Virginia; and international offices in Australia, Austria, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Poland, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, and the United Kingdom, among other places. Additionally, we have a growing channel consisting of OEMs, value-added resellers and systems integrators.

   Typically, the sales process will include an initial sales presentation, a product demonstration, at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes one to three months, although we have experienced longer and less predictable cycles. Companies often purchase Netcool products to manage their internal data network initially and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who generally purchase additional software as their networks expand, or as additional sites within a customer learn of the services provided by, and the benefits of, Netcool.

   We have a number of marketing programs designed to inform potential customers about the capabilities and benefits of our products. Our marketing efforts include investing in our technical leadership, participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, analyzing returns on investment in our software, sales training, publication of technical and educational articles in industry journals and advertising.

   Although we increased the size of our sales organization during the year ended September 30, 2001, we experienced difficulty in recruiting a sufficient number of highly qualified and effective sales people during that period. If we are to achieve significant revenue growth in the future, we must successfully train our existing sales force and recruit additional premier sales personnel and increase their productivity. Competition for such individuals is intense, and there can be no assurance that we will be able to either retain and adequately train our current sales force or attract qualified sales personnel in the future. If we are unable to hire such people and make them productive on a timely basis, our business, operating results or financial condition would be adversely affected. See "Risk Factors -- We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization."

   To achieve significant growth in revenues in the future we must continue to expand and improve the performance of our network of distribution partners. Our network of distribution partners currently includes VARs, systems integrators and OEM partners, including Cisco, Ericsson Data Services, Nortel, Siemens, Unisphere and Sun Microsystems. These partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of the our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain VARs, systems integrators and OEMs or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See "Risk Factors -- We need to continue to expand our distribution channels and retain our existing third-party distributors."

   In part, because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software outside of the United States (i.e., "international sales") have historically comprised a significant portion of our total revenue. International sales accounted for 39%, 36% and 29% of total revenues in fiscal 2001, 2000 and 1999, respectively. We believe that a majority of these international sales were made to customers in the United Kingdom, France and Germany. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See "Risk Factors -- Our international sales and operations expose us to currency fluctuation risks and other inherent risks."

Technical Services

   Our technical services organization provides customers with a broad range of support services including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support. In addition, the technical services organization serves a variety of internal functions, including drafting support and training documentation, product management, product testing, research and development related to specific customer industries.

   Our recent growth and the expansion of the customer base of Netcool have increased the demands on our technical services organization. Competition for qualified technical personnel is intense. There can be no assurance that the current resources in our technical services organization will be sufficient to manage any future growth in our business. The failure to expand our technical services organization at least commensurate with the expansion in the installed base of Netcool products would have a material adverse effect on our business, operating results and financial condition. See "Risk Factors--We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization" and "We depend on our key personnel, and the loss of any of our key personnel could harm our business."

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

   For an annual maintenance fee, a customer will receive toll-free telephone and email support, as well as certain new releases of our products. We offer two support packages to our customers: 8 hours a day, 5 days a week support or 24 hours a day, 7 days a week support. While support personnel generally answer the technical support calls and resolve most problems over the phone, we will deploy one of our technical support personnel in the event that an on-site visit is necessary. As our installed base of Netcool customers has grown, revenue from maintenance fees has grown. Due to more recent general economic and specific customer factors and the reliability of our products, some customers have chosen to reduce or forego their maintenance coverage. We are implementing initiatives to counter these trends but there can be no assurance that maintenance revenue will continue at its current level or will continue its historic growth. The failure to grow maintenance revenue would have a material adverse impact on our business results and financial condition.

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

   Our research and development organization is composed of two related engineering groups. The core technology group is responsible for the enhancement of Netcool/OMNIbus, including our real-time technologies and the exploration of new directions and applications of our core ObjectServer, Probe, Gateway and Desktop technologies. The application development group is responsible for designing and developing off-the-shelf products that leverage the technologies developed by the core technology group. While both groups work closely with customers, the application development group depends on customer contact and partnerships for the rapid development of new Fault and Service Level Management products. Both research and development groups work closely with our technical services organization and our marketing organization to incorporate customer feedback and market requirements into their product development agendas.

   We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development, exclusive of purchased research and development costs, for fiscal 2001, 2000 and 1999 were $33.8 million, $19.1 million and $9.5 million, respectively. Since we anticipate that we will continue to commit substantial resources to research and development in the future, product development expenses are expected to increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs.

   The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost- effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. See "Risk Factors--Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete" and "Our products operate on third-party software platforms, and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers." In addition, software products as complex as ours may contain defects or failures when introduced or when new versions or enhancements are released. For example, the initial commercial release of Netcool/Reporter had features and performance characteristics that had limited market appeal. See "Risk Factors -- If we ship products that contain defects, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us."

Competition

   As noted above, our products are designed for use in the evolving business and service assurance and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the SLM (Service Level Management) and enterprise network management markets and generally fall within the following five categories: (i) customer's internal design and development organizations that produce SLM and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Sun Microsystems, Inc. ("Sun") and Hewlett-Packard Company ("HP"); (ii) vendors of network and systems management frameworks including Computer Associates International, Inc. ("CA") and International Business Machines Corporation ("IBM"); (iii) vendors of network and systems management applications including HP, BMC Software, Inc, Sun and IBM; (iv) providers of specific market applications; and (v) systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation, Telcordia and Agilent. In the future, as we enter new markets, we expect that such markets will have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions and may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

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

Intellectual Property and Other Proprietary Rights

   Our success and ability to compete is significantly dependent upon our proprietary software technology. We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected.

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

Employees

   As of September 30, 2001, we had 742 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

   We believe that our future success will depend in large part on our ability to attract and retain highly skilled managerial, sales, technical services, customer support and product development personnel. We have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could materially adversely affect our business, operating results or financial condition. See "Risk Factors -- Failure to manage our growth may adversely affect our business; Failure to improve our infrastructure may adversely affect our business; We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization; and We depend on our key personnel, and the loss of any of our key personnel could harm our business."

Item 2. Properties

   Our headquarters are located in approximately 21,935 square feet of office space in San Francisco, under a lease that expires in January 2008. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Atlanta; Chicago; Dallas; New York; McLean, Virginia; Beijing; Dubai; Eindhoven; Frankfurt; Hong Kong; Madrid; Mexico; Milan; Paris; Sao Paulo; Seoul; Singapore; Sydney; Taipei; Tokyo; Vienna and Warsaw. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings

   The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Price Range of Common Stock

   Our common stock is traded publicly on the Nasdaq National Market under the symbol "MUSE." The following table sets forth for the quarterly periods indicated the high and low closing prices of the common stock for the last two fiscal years:

               Fiscal 2001      Fiscal 2000
             ---------------- ----------------
               High     Low     High     Low
             -------- ------- -------- -------
September 30 $ 26.500 $ 5.680 $105.000 $56.313
June 30.....   51.110  23.660   82.750  31.000
March 31....   86.750  28.600  103.000  36.422
December 31.  106.219  38.375   45.625  15.688

   The share prices above are adjusted for the two-for-one stock split effective February 2000, and the two-for-one stock split effective December 2000.

   On November 30, 2001, the closing price of the common stock on the Nasdaq National Market was $15.875 per share. As of November 30, 2001, there were approximately 117 holders of record of the common stock.

Dividend Policy

   We did not declare or pay any cash dividends on our capital stock during fiscal 2001, 2000 and 1999 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data

Consolidated Statements of Operations Data:
(In thousands, except per share amounts)

                                                                   Year ended September 30,
                                                         --------------------------------------------
                                                           2001     2000     1999     1998     1997
                                                         -------- --------  -------  -------  -------
Revenues:
   License.............................................. $148,214 $ 90,763  $43,692  $22,432  $ 6,968
   Maintenance and services.............................   64,294   32,770   14,378    5,829    2,324
                                                         -------- --------  -------  -------  -------
       Total revenues...................................  212,508  123,533   58,070   28,261    9,292
Cost of revenues:
   License..............................................    8,225    4,998    2,379    1,320      523
   Maintenance and services.............................   25,101   15,554    7,465    3,491    1,042
                                                         -------- --------  -------  -------  -------
       Total cost of revenues...........................   33,326   20,552    9,844    4,811    1,565
                                                         -------- --------  -------  -------  -------
          Gross profit..................................  179,182  102,981   48,226   23,450    7,727
                                                         -------- --------  -------  -------  -------
Operating expenses:.....................................
   Sales and marketing..................................   91,797   54,039   27,420   15,710    8,970
   Research and development.............................   33,768   19,117    9,453    5,535    2,042
   General and administrative...........................   18,455   11,104    5,998    4,521    4,244
   Purchased in-process research and development........       --   11,406       --       --       --
   Amortization of goodwill and purchased intangible
     assets.............................................   11,068    5,737       --       --       --
   Executive recruiting costs...........................       --       --      720       --       --
                                                         -------- --------  -------  -------  -------
       Total operating expenses.........................  155,088  101,403   43,591   25,766   15,256
                                                         -------- --------  -------  -------  -------
          Income (loss) from operations.................   24,094    1,578    4,635   (2,316)  (7,529)
                                                         -------- --------  -------  -------  -------
Other income (expense):
   Interest income......................................    7,112    4,762    3,480    1,840       64
   Interest expense.....................................       --       --     (341)    (312)  (1,268)
   Other................................................       74      401      952      100     (200)
                                                         -------- --------  -------  -------  -------
       Income (loss) before income taxes................   31,280    6,741    8,726     (688)  (8,933)
Income taxes............................................   10,011    8,835      840      150       --
                                                         -------- --------  -------  -------  -------
   Income (loss) from continuing operations.............   21,269   (2,094)   7,886     (838)  (8,933)
Discontinued operations:
   Income (loss) from discontinued operations...........       --       --       --       --     (104)
   Gain on disposition..................................       --       --       --       --    1,161
                                                         -------- --------  -------  -------  -------
       Net income (loss)................................   21,269   (2,094)   7,886     (838)  (7,876)
Accretion on redeemable convertible preferred stock.....       --       --       --   (1,334)    (755)
                                                         -------- --------  -------  -------  -------
   Net income (loss) applicable to holders of common
     stock.............................................. $ 21,269 $ (2,094) $ 7,886  $(2,172) $(8,631)
                                                         ======== ========  =======  =======  =======
Per share data:
   Basic net income (loss) from continuing operations
     applicable to holders of common stock.............. $   0.29 $  (0.03) $  0.12  $ (0.05) $ (0.38)
   Diluted net income (loss) from continuing operations
     applicable to holders of common stock.............. $   0.27 $  (0.03) $  0.11  $ (0.05) $ (0.38)
   Basic net income (loss) applicable to holders of
     common stock....................................... $   0.29 $  (0.03) $  0.12  $ (0.05) $ (0.34)
   Diluted net income (loss) applicable to holders of
     common stock....................................... $   0.27 $  (0.03) $  0.11  $ (0.05) $ (0.34)
Weighted average shares used in computing:
   Basic net income (loss) per share applicable to
     holders of common stock............................   72,500   68,586   63,636   47,176   25,492
   Diluted net income (loss) per share applicable to
     holders of common stock............................   78,758   68,586   70,016   47,176   25,492

Consolidated Balance Sheet Data:
(In thousands)

                                                  As of September 30,
                                       -----------------------------------------
                                         2001     2000    1999    1998    1997
                                       -------- -------- ------- ------- -------
Cash and cash equivalents............. $138,581 $ 83,679 $35,058 $22,798 $13,741
Working capital.......................  127,956   96,847  62,991  58,193  13,181
Total assets..........................  273,638  197,011  90,605  80,644  22,740
Redeemable convertible preferred stock       --       --      --      --  22,865
Total stockholders' equity (deficit)..  200,181  152,523  70,006  67,718  (7,234)

Quarterly Financial Data:
(In thousands, except per share amounts)

                                             4th      3rd     2nd     1st
                                           Quarter  Quarter Quarter Quarter
   Fiscal 2001:                            -------  ------- ------- -------
      Revenues............................ $40,031  $63,335 $59,322 $49,820
      Gross profit........................  33,251   53,477  49,930  42,524
      Income (loss) from operations.......    (192)   9,647   8,648   5,991
      Net income..........................     976    7,863   6,961   5,469
      Diluted net income per share........ $  0.01  $  0.10 $  0.09 $  0.07

                                             4th      3rd     2nd     1st
                                           Quarter  Quarter Quarter Quarter
   Fiscal 2000:                            -------  ------- ------- -------
      Revenues............................ $41,131  $32,932 $27,139 $22,331
      Gross profit........................  34,590   27,337  22,565  18,489
      Income (loss) from operations.......   3,908    3,185   2,420  (7,935)
      Net income (loss)...................   2,527    2,442   1,529  (8,592)
      Diluted net income (loss) per share. $  0.03  $  0.03 $  0.02 $ (0.13)

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

Overview

   Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault management and service assurance. The Company was founded in 1989 in London, England, and initially operated a systems integration business, reselling computer hardware and software products and providing consulting services, principally for managing networks. Leveraging our expertise in network management, we developed our Netcool/OMNIbus software, which we began shipping in January 1995. In March 1997, the Company was reorganized in Delaware and relocated its headquarters from London to San Francisco. In connection with the reorganization, we raised $4.9 million through the sale of equity securities and arranged a $3.0 million credit facility. In September 1997, we raised an additional $15.9 million through the sale of equity securities and sold our systems integration business for approximately $0.4 million, net of fees. In order to further the growth of the Netcool business, we completed an initial public offering ("IPO") of common stock on February 12, 1998, raising approximately $34.2 million, net of fees and expenses. With the proceeds from the financings and the sale of the systems integration business, we expanded operations and substantially increased development, sales and administrative headcount for the Netcool business. On July 28, 1998, we completed a follow-on offering of common stock, raising approximately $22.9 million, net of fees and expenses. To accommodate recent growth, to compete effectively and manage future growth, if any, we will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our workforce.

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

   As of September 30, 2001, we had licensed our Netcool products to nearly 1,300 customers worldwide. We license our software through our direct sales force, OEMs and value-added resellers. License revenues from OEMs and resellers combined, which are recognized upon the shipment to the OEMs and value-added resellers, accounted for approximately 42%, 34% and 34% of our total license revenues for fiscal 2001, 2000 and 1999, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

   As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 2001, 2000 and 1999, license, maintenance and service revenues outside of the United States accounted for 39%, 36% and 29% of our total revenues, respectively. See Note 7 "Geographic and Segment Information" of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

Results of Operations

   The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

                                                             Year ended September 30,
                                                             ----------------------
                                                              2001    2000    1999
As a Percentage of Total Revenues:                           -----   -----    -----
Revenues:
   License..................................................  69.7%    73.5%   75.2%
   Maintenance and services.................................  30.3%    26.5%   24.8%
                                                             -----   -----    -----
       Total revenues....................................... 100.0%   100.0%  100.0%
Cost of revenues:
   License..................................................   3.9%     4.0%    4.1%
   Maintenance and services.................................  11.8%    12.6%   12.9%
                                                             -----   -----    -----
       Total cost of revenues...............................  15.7%    16.6%   17.0%
                                                             -----   -----    -----
          Gross profit......................................  84.3%    83.4%   83.0%
                                                             -----   -----    -----
Operating expenses:
   Sales and marketing......................................  43.2%    43.7%   47.2%
   Research and development.................................  15.9%    15.5%   16.3%
   General and administrative...............................   8.7%     9.0%   10.3%
   Purchased in-process research and development............    --      9.2%     --
   Amortization of goodwill and purchased intangible assets.   5.2%     4.7%     --
   Executive recruiting costs...............................    --       --     1.2%
                                                             -----   -----    -----
       Total operating expenses.............................  73.0%    82.1%   75.0%
                                                             -----   -----    -----
          Income from operations............................  11.3%     1.3%    8.0%
                                                             -----   -----    -----
Other income (expense):
   Interest income..........................................   3.3%     3.9%    6.0%
   Interest expense.........................................    --       --    (0.6)%
   Other....................................................   0.1%     0.3%    1.6%
                                                             -----   -----    -----
       Income before income taxes...........................  14.7%     5.5%   15.0%
Income taxes................................................   4.7%     7.2%    1.4%
                                                             -----   -----    -----
       Net income (loss)....................................  10.0%    (1.7)%  13.6%
                                                             =====   =====    =====

As a Percentage of Related Revenues:
Cost of license revenues....................................   5.5%     5.5%    5.4%
Cost of maintenance and services revenues...................  39.0%    47.5%   51.9%

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

   Our total revenues increased to $212.5 million in fiscal 2001 from $123.5 million in fiscal 2000 and $58.1 million in fiscal 1999. License revenues increased to $148.2 million in fiscal 2001 from $90.8 million in fiscal 2000 and $43.7 million in fiscal 1999, primarily as a result of an increase in the number of product licenses sold and in average transaction size, reflecting the increased acceptance of Netcool/OMNIbus, the expansion of our sales organization and the growing sales of Netcool/Internet Service Monitors, Netcool/Impact, Netcool/Reporter, Netcool/Precision and Netcool/Visionary. Maintenance and services revenues increased to $64.3 million in fiscal 2001 from $32.8 million in fiscal 2000 and $14.4 million in fiscal 1999, as a result of providing maintenance and services to a larger installed base in each successive year. The percentage of our total revenues attributable to software was 70%, 74% and 75% in fiscal 2001, 2000 and 1999, respectively. Maintenance and services revenues accounted for 30%, 26% and 25% in fiscal 2001, 2000 and 1999, respectively.

   However, total revenue for the fourth quarter of fiscal 2001 decreased as compared to the prior quarters in the fiscal year. Revenues for the fourth quarter were $40.0 million as compared to $63.3 million, $59.3 million and $49.9 in the third, second and first fiscal quarter respectively. The decrease was mainly due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Additionally, results for the fourth quarter were negatively impacted by the terrorist attacks in New York and Washington on September 11, 2001. We expect that results for the first quarter of fiscal 2002 will remain relatively consistent with the fourth quarter of fiscal 2001.

   Revenues from U.S. operations were 61%, 64% and 71% of total revenues in fiscal 2001, 2000 and 1999, respectively. International revenues include all revenues other than those from the United States. See Note 7 of Notes to Consolidated Financial Statements.

   To date, our revenues have resulted primarily from sales to the telecommunications industry, including ISPs. License revenues from telecommunications industry customers and ISPs combined accounted for 79%, 82% and 79% of our total license revenues in fiscal 2001, 2000 and 1999, respectively. Also, one third-party distributor, Cisco Systems, Inc, accounted for approximately 15% of revenues for the year ended September 30, 2001. However, no one end-user customer accounted for more than 10% of total revenue for the year ended September 30, 2001. No one third party distributor or end-user customer accounted for more than 10% of total revenue in fiscal 2000 and 1999.

  Cost of Revenues

   Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues as a percentage of license revenues has remained relatively consistent from year to year at 5.5% in both fiscal 2001 and 2000 and 5.4% in fiscal 1999.

   Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 39% in fiscal 2001 from 48% in fiscal 2000 and 52% in fiscal 1999, principally due to economies of scale. These decreases were partially offset by increased personnel, facilities and travel costs associated with growth in the customer support and technical services organization. We expect that maintenance and services costs will continue to increase in dollar amounts in future periods as we continue to hire additional customer support and technical services personnel and expand our maintenance, consulting and training activities.

  Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses increased to $91.8 million in fiscal 2001 from $54.0 million in fiscal 2000 and $27.4 million in fiscal 1999. The increases in both fiscal 2001 and fiscal 2000 reflected the hiring of additional personnel in connection with the building of our sales force. Sales and marketing expenses represented 43%, 44% and 47% of total revenues in fiscal 2001, 2000 and 1999, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that sales and marketing expenses will continue to increase in absolute dollar amounts in future periods in accordance with our planned growth.

  Research and Development Expenses

   Research and development expenses, exclusive of purchased research and development costs, consist primarily of salaries and other personnel-related expenses and costs of computer systems and software development tools. Research and development expenses increased to $33.8 million in fiscal 2001 from $19.1 million in fiscal 2000 and $9.5 million in fiscal 1999. The increase in research and development expenses in each year was primarily attributable to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. In addition to increasing our research and development facility in London, we expanded our research and development presence in New York. Research and development expenses represented 16% of total revenues in fiscal 2001, 2000 and 1999. We expect that our research and development costs will increase in absolute dollar amounts as we continue to enhance and extend our core technologies and product lines. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

  General and Administrative Expenses

   General and administrative expenses consist primarily of personnel costs for administration, finance, information systems and human resources, as well as professional fees and bad debt expense. General and administrative expenses increased to $18.5 million in fiscal 2001 from $11.1 million in fiscal 2000 and from $6.0 million in fiscal 1999. These changes each year were primarily due to increased staffing, facilities costs and associated expenses necessary to manage and support our increased scale of operations. General and administrative expenses as a percentage of total revenues were 9%, 9% and 10% in fiscal 2001, 2000 and 1999, respectively. These percentage reductions were primarily due to the increased scale of operations. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our administrative staff, add infrastructure and incur additional costs related to the growth of our business.

  Amortization of Goodwill and Purchased Intangible Assets

   On December 28, 1999, the Company acquired all of the outstanding common and preferred stock of Calvin Alexander Networking, Inc. ("CAN"), a privately-held developer of network auto-discovery technology. Under the terms of the acquisition agreement, the Company issued approximately 1.8 million shares of its common stock, then valued at approximately $43.0 million, and we recorded goodwill and other intangible assets ofapproximately $31.7 million in fiscal 2000, which is being amortized on a straight-line basis over a period of three to five years. We also recorded an immediate expense of $11.1 million relating to in-process research and development in fiscal 2000.

   On July 18, 2000, the Company acquired all of the outstanding common and preferred stock of NetOps Corporation ("NetOps"), a privately-held developer of diagnostic technology. Under the terms of the acquisition agreement, the Company issued cash and approximately 286,000 shares of its common stock, then valued in aggregate at approximately $21.4 million, and we recorded goodwill and other intangible assets of approximately $21.2 million in fiscal 2000, which is being amortized on a straight-line basis over a period of three to five years. We also recorded an immediate expense of $0.3 million relating to in-process research and development in fiscal 2000.

   Research and development costs to bring the products from the acquired companies to technological feasibility did not have a material impact on the company's results of operations or condition.

   Amortization of goodwill and intangible assets relating to our acquisitions of CAN and NetOps aggregated $11.1 and $5.7 million for the year ended September 30, 2001 and 2000, respectively. The increase is due to a full year's amortization in fiscal 2001 as compared to partial year amortization in fiscal 2000 as the acquisitions occurred during the fiscal year 2000.

   We expect amortization of approximately $10.7 million in the fiscal year ending September 30, 2002 relating to the amortization of goodwill and other intangible assets.

   On October 1, 2002, we will adopt the Statement of Financial Accounting Standard Board ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As of October 1, 2002, approximately $16.4 million of goodwill will no longer be amortized but will be tested annually for impairment. Before the issuance of SFAS 142, the Company expected to amortize on a straight-line basis, approximately $6.8 million, $6.8 million and $2.8 million of goodwill in fiscal years 2003, 2004 and 2005.

  Executive Recruiting Costs

   The executive recruiting costs in fiscal 1999 include a $0.5 million charge related to the fair value of the warrant issued to the executive search firm to purchase 106,668 shares of our common stock at a price of $7.41 per share and approximately $0.2 million related to cash fees paid to the executive search firm and certain relocation costs.

  Other Income (Expense)

   Other income in fiscal 2001, 2000 and 1999 includes the interest earned from the proceeds raised from the public offerings and cash generated from operations, and foreign exchange gains and losses. Fiscal 1999 also included insurance proceeds related to the death of the former Chairman and Chief Executive Officer.

  Income Taxes

   For the year ended September 30, 2001, our effective tax rate was 32%. The effective rate differs from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes and the tax impact of foreign operations. Our future effective tax rate could be affected by any future acquisition related charges that were non-deductible for tax purposes, if earnings are materially different than anticipated in countries where we have lower effective tax rates or by unfavorable changes in tax laws and regulations.

Liquidity and Capital Resources

   As of September 30, 2001, we had $138.6 million in cash and cash equivalents and $37.0 million in marketable securities, up from $83.7 million in cash and cash equivalents and $31.6 million in marketable securities as of September 30, 2000. The net increase in cash and cash equivalents in fiscal 2001 was due primarily to net income adjusted for non-cash expenses, the increase in accrued expenses and deferred revenue, the increase in accounts payable, the maturity of investments and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures, the increase in billed receivables and prepaid expenses and other current assets, the purchase of investments and the repurchase of treasury stock in September 2001. The increase in accrued expense, deferred revenue, and accounts receivable reflects the growth in the business.

   As of September 30, 2000, we had $83.7 million in cash and cash equivalents and $31.6 million in marketable securities, up from $35.1 million in cash and cash equivalents and $34.7 million in marketable securities as of September 30, 1999. The net increase in cash and cash equivalents in fiscal 2000 was due primarily to the proceeds from the issuance of common stock, the increase in accrued expenses, deferred revenue, the net maturity of investments and the net loss adjusted for non-cash items. These sources of cash and cash equivalents were partially offset by capital expenditures, the increase in billed receivables and prepaid expenses and other current assets, the acquisition of CAN and NetOps, and the decrease in accounts payable and income taxes payable. The increase in accrued expense, deferred revenue, and accounts receivable reflects the growth in the business.

   As of September 30, 2001, the Company's principal commitments consisted of obligations under operating leases. See Note 8 "Commitments" of Notes to Consolidated Financial Statements.

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

   Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below elsewhere in this Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Form 10-K.

  Our operating results may vary as a result of the current economic slowdown

   We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We have recently experienced increased instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly results.

  The recent terrorist attacks are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects and our ability in general to conduct business in the ordinary course.

   Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers' spending, our business and results of operations could be materially and adversely affected. Following the attack, one of our New York offices was closed for a number of weeks causing some delays in our product development effort and business travel was seriously disrupted. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Risk Factors" more likely to occur.

  Because we have a limited operating history in a dynamic market, it is difficult to predict our future operating results.

   Because we have a relatively limited operating history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. We first shipped our Netcool/OMNIbus product in January of 1995 and therefore have a limited operating history of developing and providing service level management software. Our limited operating history and rapidly changing product development, installation, maintenance and market dynamics make the prediction of future results of operations difficult. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. We intend to increase our operating expenses to hire experienced senior managers, develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. Our operating results will be harmed if these increased expenditures do not result in increased revenues and profitability.

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

   Because of these fluctuations we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful or indicative of our future performance. A number of other factors are likely to cause these variations, including:

  . changes in the demand for our software products and services and the level of product and price competition that we encounter;

  . the timing of new hires and our ability to attract, retain and motivate qualified personnel, including changes in our sales incentives;

  . the mix of products and services sold, including the mix of sales to new and existing customers and through third-party distributors and our direct sales force;

  . changes in the mix of, and lack of demand from, distribution channels through which our products are sold;

  . the length of our sales cycles and the success of our new customer generation activities;

  . spending patterns and budgetary resources of our customers on network management software solutions;

  . product life-cycles and the timing of introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors;

  .  market acceptance of new products;

  .  changes in the renewal rate of maintenance agreements;

  . expansion of international operations, including gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations and the mix of international and domestic revenue;

  .  the extent of market consolidation; and

  .  software defects and other product quality problems.

  Failure to manage our growth may adversely affect our business.

   We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. We have grown from 514 employees on September 30, 2000 to 742 employees on September 30, 2001. In the fourth quarter of fiscal 2001, the number of employees declined due to planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

  Failure to improve our infrastructure may adversely affect our business.

   We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to improve our accounting and financial reporting systems, which currently require substantial management effort, and to successfully manage an increasing number of relationships with customers, suppliers and employees. These demands require the addition of new management personnel, and we are currently in the process of recruiting individuals to fill important management positions. Further, we need to continue to develop a global financial and accounting system. Our business will be harmed if we are unable to recruit and retain these key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

  We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization.

   Our success has always depended in large part on our ability to attract and retain highly skilled sales and technical personnel. In spite of the economic slowdown, competition for these personnel is intense. Sales personnel are in high demand and are difficult to attract and retain and require nine months, or longer, to become fully productive. Further, because of the recent expansion of the installed base of our products, the demands on our technical services and customer support resources have grown rapidly. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly sales and technical personnel, could make it difficult to meet key objectives, such as timely product introductions.

  We need to continue to expand our distribution channels and retain our existing third-party distributors.

   We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 42%, 34% and 34% of our total revenues in fiscal 2001, 2000 and 1999, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

   Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 79%, 82% and 79% of our total revenues in fiscal 2001, 2000 and 1999, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

   Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

  . customer's internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Compaq, Hewlett-Packard Company and Cabletron Systems, Inc.;

  . vendors of network and systems management frameworks including Computer Associates International, Inc. and International Business Machines Corporation;

  . vendors of network and systems management applications including Hewlett-Packard Company, BMC Software, Inc, and International Business Machines Corporation;

  .  providers of specific market applications; and

  . systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation and Agilent Technologies, Inc. with its acquisition of Objective Systems Integrators, Inc.

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

   The sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and requires us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

  We depend on our key personnel, and the loss of any of our key personnel could harm our business.

   Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. We do not generally have employment contracts with key personnel. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Also, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees, who often expect to realize value from stock options. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel.

  We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

   We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on December 28, 1999 we completed the acquisition of Calvin Alexander Networking, Inc., a developer of network auto-discovery software. On July 18, 2000, the Company completed the acquisition of NetOps Corporation, a developer of network diagnostic software. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

  .  failure to successfully assimilate acquired operations and products;

  .  diversion of our management's attention from other matters;

  .  loss of key employees of acquired companies;

  .  substantial transaction costs;

  . substantial liabilities or exposures in the acquired entity that were not known or accurately evaluated or forecast by us; and

  . substantial additional costs charged to operations as a result of the failure to consummate a potential acquisition.

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

   All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2001 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

  We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

   We derive a significant portion of our revenues in any particular period from a limited number of customers. See "Concentration of Credit Risk" in Note 1 of the Notes to Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

  Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

   We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 7 "Geographic and Segment Information" in Notes to Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

   Our international operations and revenues involve a number of other inherent risks, including:

  . longer receivables collection periods and greater difficulty in accounts receivable collection;

  . difficulty in staffing and generally higher costs associated with managing foreign operations;

  .  an even lengthier sales cycle than with domestic customers;

  . the impact of possible recessionary environments in economies outside the United States;

  . sales in Europe and certain other parts of the world generally are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If our international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on our operating results;

  . changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers;

  . changes in or failure to be aware of or to account for payroll, stock option, employee stock purchase and business related taxation;

  .  political, economic or terrorism induced instability;

  .  lack of acceptance of non-localized products;

  .  legal and cultural differences in the conduct of business; and

  .  immigration regulations that limit our ability to deploy our employees.

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

   We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, patents, trademarks or other proprietary information or intellectual property, our business could be harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our international operations expand, the risk that we will fail to adequately protect our intellectual property increases. Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights or we have not fulfilled the terms of agreements with them. Any such claims, with or without merit could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty, licensing or other agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

  We rely on software that we have licensed from third-party developers to perform key functions in our products.

   We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

  Our stock price is volatile.

   The market price of our common stock has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

  .  actual or anticipated fluctuations in our operating results;

  . announcements of technological innovations, new products or new contracts by us or our competitors;

  .  developments with respect to intellectual property rights;

  .  adoption of new accounting standards affecting the software industry; and

  .  general market conditions and other factors.

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

  Our goodwill and other intangible assets may become impaired.

   Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2001, we had approximately $36.1 million of goodwill and other intangible assets, which were primarily related to the acquisitions of CAN in December 1999 and NetOps in July 2000. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. However, if for example the demand for the products and services underlying this goodwill decreases as a result of the general economic slowdown or other causes and, as a result, the estimated future undiscounted net cash flows from the acquired businesses are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill and recognize asset impairment charges in the quarter in which that impairment is determined. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

  Future sales of our common stock may affect the market price of our common stock.

   As of September 30, 2001, we had approximately 73.5 million shares of common stock outstanding, excluding approximately 10.9 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

  We have various mechanisms in place to discourage takeover attempts.

   Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

  . "blank check": preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

  . a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors

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

   Our principal executive offices are located in San Francisco, California. Our principal product development operations are located in London, and we have other offices in more than 10 cities outside California. In fiscal 2001, California experienced rolling blackouts of electricity and rising energy costs throughout the state. We have not experienced any material power disruptions or material energy expense increases to date. However, a continuation or worsening of these adverse energy circumstances may disrupt our ability to market our products or provide services to customers or otherwise adversely affect our business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

   We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 2001, no hedging contracts were outstanding.

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

   Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 4.4%.

Item 8. Financial Statements and Supplementary Data

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                          As of September 30,
                                                                                          ------------------
                                                                                            2001      2000
                                                                                          --------  --------
                                         ASSETS
Current assets:
   Cash and cash equivalents............................................................. $138,581  $ 83,679
   Short-term investments................................................................   16,109    31,614
   Billed receivables, net of allowance for doubtful accounts of $4,238 and $1,472 as of
     September 2001 and 2000, respectively...............................................   31,067    17,455
   Prepaid expenses and other current assets.............................................   15,656     6,487
   Deferred income taxes.................................................................       --     2,100
                                                                                          --------  --------
       Total current assets..............................................................  201,413   141,335
   Property and equipment, net...........................................................   15,221     8,495
   Long-term investments.................................................................   20,891        --
   Goodwill and other intangible assets, net.............................................   36,113    47,181
                                                                                          --------  --------
       Total Assets...................................................................... $273,638  $197,011
                                                                                          ========  ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................................... $  5,686  $  2,919
   Accrued expenses......................................................................   27,407    18,900
   Income taxes payable..................................................................    6,152       712
   Deferred revenue......................................................................   34,212    21,957
                                                                                          --------  --------
       Total current liabilities.........................................................   73,457    44,488
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and
     outstanding.........................................................................       --        --
   Common stock; $0.01 par value; 200,000 shares authorized; 73,903 and 70,520
     shares issued and outstanding as of September 30, 2001 and 2000, respectively.......      739       705
   Additional paid-in capital............................................................  187,755   159,061
   Treasury stock, at cost: 400 shares at September 30, 2001.............................   (2,657)       --
   Deferred compensation.................................................................       --       (47)
   Accumulated other comprehensive loss..................................................   (1,317)   (1,588)
   Retained earnings (accumulated deficit)...............................................   15,661    (5,608)
                                                                                          --------  --------
       Total stockholders' equity........................................................  200,181   152,523
                                                                                          --------  --------
       Total liabilities and stockholders equity......................................... $273,638  $197,011
                                                                                          ========  ========

         See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                             Year ended September 30,
                                                                            --------------------------
                                                                              2001     2000     1999
                                                                            -------- --------  -------
Revenues:
   License................................................................. $148,214 $ 90,763  $43,692
   Maintenance and services................................................   64,294   32,770   14,378
                                                                            -------- --------  -------
       Total revenues......................................................  212,508  123,533   58,070
Cost of revenues:
   License.................................................................    8,225    4,998    2,379
   Maintenance and services................................................   25,101   15,554    7,465
                                                                            -------- --------  -------
       Total cost of revenues..............................................   33,326   20,552    9,844
                                                                            -------- --------  -------
          Gross profit.....................................................  179,182  102,981   48,226
                                                                            -------- --------  -------
Operating expenses:
   Sales and marketing.....................................................   91,797   54,039   27,420
   Research and development................................................   33,768   19,117    9,453
   General and administrative..............................................   18,455   11,104    5,998
   Purchased in-process research and development...........................       --   11,406       --
   Amortization of goodwill and other intangible assets....................   11,068    5,737       --
   Executive recruiting costs..............................................       --       --      720
                                                                            -------- --------  -------
       Total operating expenses............................................  155,088  101,403   43,591
                                                                            -------- --------  -------
          Income from operations...........................................   24,094    1,578    4,635
                                                                            -------- --------  -------
Other income (expense):
   Interest income.........................................................    7,112    4,762    3,480
   Interest expense........................................................       --       --     (341)
   Other...................................................................       74      401      952
                                                                            -------- --------  -------
       Income before income taxes..........................................   31,280    6,741    8,726
Income taxes...............................................................   10,011    8,835      840
                                                                            -------- --------  -------
       Net income (loss)................................................... $ 21,269 $ (2,094) $ 7,886
                                                                            -------- --------  -------
Per share data:
   Basic net income (loss) applicable to holders of common stock........... $   0.29 $  (0.03) $  0.12
   Diluted net income (loss) applicable to holders of common stock......... $   0.27 $  (0.03) $  0.11

Weighted average shares used in computing:
   Basic net income (loss) per share applicable to holders of common stock.   72,500   68,586   63,636
   Diluted net income (loss) per share applicable to holders of common
     stock.................................................................   78,758   68,586   70,016



         See Accompanying Notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                                (In thousands)



                                                                                                             Accumulated
                                                     Common stock  Additional  Treasury stock    Deferred       other
                                                     -------------  paid-in   ---------------     stock     comprehensive
                                                     Shares Amount  capital   Shares  Amount   compensation     loss
                                                     ------ ------ ---------- ------  -------  ------------ -------------
Balance as of September 30, 1998.................... 64,191  $640     78,679      --  $    --     $(159)       $   (42)
Stock options exercised.............................    443     4     (5,406)  1,512    7,215        --             --
Issuance of common stock under stock
 purchase plan......................................     17     2       (875)    488    2,325        --             --
Treasury stock purchased............................     --    --         --  (2,000)  (9,540)       --             --
Compensation expense related to issuance of
 a warrant..........................................     --    --        462      --       --        --             --
Tax benefit related to the exercise of stock options     --    --        403      --       --        --             --
Amortization of deferred employee Compensation......     --    --         --      --       --        56             --
Foreign currency translation adjustment.............     --    --         --      --       --        --           (244)
Net income..........................................     --    --         --      --       --        --             --
                                                     ------  ----   --------  ------  -------     -----        -------
Balance as of September 30, 1999.................... 64,651   646     73,263      --       --      (103)          (286)
                                                     ======  ====   ========  ======  =======     =====        =======
Stock options exercised.............................  3,278    33     12,478      --       --        --             --
Issuance of common stock under stock
 purchase plan......................................    453     5      3,312      --       --        --             --
Warrant exercised...................................     97    --         --      --       --        --             --
Tax benefit related to the exercise of stock options     --    --      8,878      --       --        --             --
Amortization of deferred employee compensation......     --    --         --      --       --        56             --
Stock issued in acquisition of CAN..................  1,755    18     42,668      --       --        --             --
Stock issued in acquisition of NetOps...............    286     3     18,462      --       --        --             --
Foreign currency translation adjustment.............     --    --         --      --       --        --         (1,302)
Net loss............................................     --    --         --      --       --        --             --
                                                     ------  ----   --------  ------  -------     -----        -------
Balance as of September 30, 2000.................... 70,520   705   $159,061      --       --       (47)        (1,588)
                                                     ======  ====   ========  ======  =======     =====        =======
Stock options exercised.............................  3,098    31     21,513      --       --        --             --
Issuance of common stock under stock
 purchase plan......................................    285     3      4,833      --       --        --             --
Treasury stock purchased............................     --    --         --    (400)  (2,657)       --             --
Tax benefit related to the exercise of stock options     --    --      2,348      --       --        --             --
Amortization of deferred employee compensation......     --    --         --      --       --        47             --
Foreign currency translation adjustment.............     --    --         --      --       --        --            271
Net income..........................................     --    --         --      --       --        --             --
                                                     ------  ----   --------  ------  -------     -----        -------
Balance as of September 30, 2001.................... 73,903  $739   $187,755    (400) $(2,657)    $  --        $(1,317)
                                                     ======  ====   ========  ======  =======     =====        =======


                                                       Retained       Total
                                                       earnings   stockholders'     Total
                                                     (Accumulated    equity     comprehensive
                                                       Deficit)     (deficit)   income (loss)
                                                     ------------ ------------- -------------
Balance as of September 30, 1998....................   $(11,400)    $ 67,718       $    --
Stock options exercised.............................         --        1,813
Issuance of common stock under stock
 purchase plan......................................         --        1,452
Treasury stock purchased............................         --       (9,540)
Compensation expense related to issuance of
 a warrant..........................................         --          462
Tax benefit related to the exercise of stock options         --          403
Amortization of deferred employee Compensation......         --           56
Foreign currency translation adjustment.............         --         (244)         (244)
Net income..........................................      7,886        7,886         7,886
                                                       --------     --------       -------
Balance as of September 30, 1999....................     (3,514)      70,006         7,642
                                                       ========     ========       =======
Stock options exercised.............................         --       12,511
Issuance of common stock under stock
 purchase plan......................................         --        3,317
Warrant exercised...................................         --           --
Tax benefit related to the exercise of stock options         --        8,878
Amortization of deferred employee compensation......         --           56
Stock issued in acquisition of CAN..................         --       42,686
Stock issued in acquisition of NetOps...............         --       18,465
Foreign currency translation adjustment.............         --       (1,302)       (1,302)
Net loss............................................     (2,094)      (2,094)       (2,094)
                                                       --------     --------       -------
Balance as of September 30, 2000....................     (5,608)     152,523        (3,396)
                                                       ========     ========       =======
Stock options exercised.............................         --       21,544
Issuance of common stock under stock
 purchase plan......................................         --        4,836
Treasury stock purchased............................         --       (2,657)
Tax benefit related to the exercise of stock options         --        2,348
Amortization of deferred employee compensation......         --           47
Foreign currency translation adjustment.............         --          271           271
Net income..........................................     21,269       21,269        21,269
                                                       --------     --------       -------
Balance as of September 30, 2001....................   $ 15,661     $200,181        21,540
                                                       ========     ========       =======

         See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             Year ended September 30,
                                                                          -----------------------------
                                                                            2001      2000       1999
                                                                          --------  ---------  --------
Cash flows from operating activities:
   Net income (loss)..................................................... $ 21,269  $  (2,094) $  7,886
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:...............................................
       Depreciation and amortization.....................................   17,940     10,158     1,580
       Amortization of deferred compensation.............................       47         56        56
       Compensation expense related to issuance of warrant...............       --         --       462
       Tax benefit related to the exercise of stock options..............    2,348      8,878       403
       Purchased in-process research and development.....................       --     11,406        --
       Deferred income taxes.............................................    2,100     (1,164)     (895)
       Changes in operating assets and liabilities:
          Billed receivables.............................................  (13,107)    (8,301)   (3,118)
          Prepaid expenses and other current assets......................   (9,684)    (2,866)   (2,582)
          Related party loan.............................................       --         --        85
          Accounts payable...............................................    2,734     (1,183)    2,137
          Accrued expenses...............................................    8,362     12,656     1,471
          Income taxes payable...........................................    5,440     (1,111)    1,919
          Deferred revenue...............................................   12,245     12,632     2,146
                                                                          --------  ---------  --------
              Cash provided by operating activities......................   49,694     39,067    11,550
Cash flows from investing activities:
   Capital expenditures..................................................  (13,594)    (7,026)   (4,596)
   Acquisition of businesses, net of cash acquired.......................       --     (1,621)       --
   Purchase of investments...............................................  (50,120)  (110,329)  (58,552)
   Proceeds from the maturity of investments.............................   44,734    113,404    70,872
                                                                          --------  ---------  --------
              Cash provided by (used in) investing activities............  (18,980)    (5,572)    7,724
Cash flows from financing activities:
   Proceeds from issuance of common stock, net...........................   26,380     15,828     3,265
   Purchase of treasury stock............................................   (2,657)        --    (9,540)
                                                                          --------  ---------  --------
              Cash provided by (used in) financing activities............   23,723     15,828    (6,275)
Effects of exchange rate changes on cash and cash equivalents............      465       (702)     (739)
                                                                          --------  ---------  --------
Net increase in cash and cash equivalents................................   54,902     48,621    12,260
Cash and cash equivalents at beginning of year...........................   83,679     35,058    22,798
                                                                          --------  ---------  --------
Cash and cash equivalents at end of year................................. $138,581  $  83,679  $ 35,058
                                                                          ========  =========  ========
Supplemental disclosures of cash flow information:
   Cash paid during the year -- interest................................. $     --  $      --  $     51
   Cash paid during the year -- taxes.................................... $     16  $      42  $     34
   Non-cash financing activities:
       Common stock issued in acquisitions............................... $     --  $  61,151  $     --

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

  Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash Equivalents

   The Company considers all highly liquid instruments with a purchased maturity of 90 days or less to be cash equivalents.

  Concentration of Credit Risk

   Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations. As of September 30, 2001 and 2000, the Company had unbilled receivables totaling $8.4 million and $0.4 million, respectively, which was classified in other assets and all due within one year. One third-party distributor customer accounted for approximately 15% of revenues for the year ended September 30, 2001 and 22% and 15% of total receivables at September 30, 2001 and 2000, respectively. No one third-party distributor customer accounted for greater than 10% of revenue for the year ended September 30, 2000 and 1999. No one end-user customer accounted for more than 10% of revenues for the years ended September 30, 2001, 2000 and 1999. One end-user customer accounted for 18% of total receivables at September 30, 2001. No one end-user customer accounted for more than 10% of total receivables at September 30, 2000.

  Fair Value of Financial Instruments

   The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  Investments

   The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2001, the Company had invested $96.2 million in cash and money market funds, $25.7 million in debt securities issued by U.S. government agencies and $53.6 million in corporate notes and bonds. At September 30, 2000, the Company had invested $44.2 million in cash and money market funds, $19.4 million in debt securities issued by U.S. government agencies and $51.7 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

   As of September 30, 2001, the contractual maturities of the Company's investment securities are as follows--$16.1 million within one year and $20.9 million between one to two years.

  Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, typically two years for computer equipment and related software and three years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the lease term.

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

  Goodwill and Other Intangible Assets

   The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over three to five years. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, under the current policy, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

  Revenue Recognition

   The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and recognizes revenue when all of the following criteria are: (1) Persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable and (4) collectibility is probable.

   The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence
(VSOE). The Company has analyzed all of the elements and determined that it has sufficient VSOE to allocate revenue to maintenance, consulting and training components included in multiple-element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to license generally is recognized upon delivery of the products. The revenue allocated to maintenance generally is recognized ratably over the term of the support, typically twelve months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for all element arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

   When revenue is recognized in advance of contractual payment terms, it is classified in other assets as unbilled receivables. All amounts included in unbilled receivables are due within one year.

   Cost of license revenue primarily includes license fees paid to third party software vendors and production costs. Cost of maintenance and services revenue consists primarily of personnel related costs incurred in providing maintenance, consulting and training to customers.

  Research and Development Cost

   Research and Development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in the Company's circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no research and development costs have been capitalized to date.

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

  Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders' equity in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.

  Per Share Data

   Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the year ended September 30, 2000 were options to acquire
13.2 million shares of common stock with a weighted-average exercise price of $22.33 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income
(loss) per share amounts follows:

                                                                        Year ended September 30,
                                                                        ------------------------
                                                                         2001    2000     1999
                                                                        ------- -------  -------
Numerator for basic and diluted net income (loss) applicable to holders of common stock...................................................... $21,269 $(2,094) $ 7,886
                                                                        ======= =======  =======
Denominator for basic net income (loss) per share--weighted-average
  shares outstanding...................................................  72,500  68,586   63,636
Dilutive effect of:
   Common stock options................................................   6,258      --    6,272
   Warrant.............................................................      --      --      108
                                                                        ------- -------  -------
Denominator for diluted net income (loss) per share....................  78,758  68,586   70,016
                                                                        ======= =======  =======

  Comprehensive Income (Loss)

   Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The only component of accumulated other comprehensive loss is foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material.

  Recent Accounting Pronouncements

   On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

   On July 1, 2001, the Company adopted Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. SAB 101, as amended provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. Under SFAS No. 141, entities are required to account for all business combinations initiated after June 30, 2001 using one method, the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on October 1, 2002. As of October 1, 2002, approximately $16.4 million of goodwill will no longer be amortized but will be tested annually for impairment.

   In October 2001, the FASB issued SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. SFAS No. 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its consolidated financial position, results of operations, or cash flows.

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

   A summary of the allocation of the purchase price is as follows (in millions):

Total tangible assets, net................................................ $ 0.2
Intangible assets:
   In-process research and development....................................  11.1
   Assembled workforce....................................................   0.3
   Core technology........................................................   5.7
   Goodwill...............................................................  25.7
                                                                           -----
       Total intangible assets............................................  42.8
                                                                           -----
Total..................................................................... $43.0
                                                                           =====

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

   A summary of the allocation of the purchase price is as follows (in millions):

Total tangible liabilities, net.......................................... $(0.1)
Intangible assets:
   In-process research and development...................................   0.3
   Assembled workforce...................................................   0.9
   Trademarks............................................................   0.9
   Non-compete agreements................................................   0.7
   Core technology.......................................................  10.1
   Goodwill..............................................................   8.6
                                                                          -----
       Total intangible assets...........................................  21.5
                                                                          -----
Total.................................................................... $21.4
                                                                          =====

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

   The following summary, which was prepared on a pro forma basis, combines the Company's consolidated results of operations with CAN and NetOps results of operations for the years ended September 30, 2001 and 2000, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

                                                       Year ended September 30,
                                                       -----------------------
                                                           2000         1999
                                                         --------     -------
Revenues.............................................. $124,319      $60,570
Net income (loss)..................................... $    381      $(5,327)

Net income (loss) per share:
   Basic.............................................. $   0.01      $ (0.08)
   Diluted............................................ $   0.00      $ (0.08)

Shares used in per share computation:
   Basic..............................................   68,954       65,384
   Diluted............................................   79,110       65,384

Note 3. Balance Sheet Components (in thousands)

                                                            As of September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------   -------
Property and equipment:
   Computer equipment and related software................. $ 21,656   $11,240
   Furniture and fixtures..................................    2,973     1,640
   Leasehold improvements..................................    3,876     1,864
   Other...................................................    2,145     2,281
                                                            --------   -------
                                                              30,650    17,025
   Accumulated depreciation and amortization...............  (15,429)   (8,530)
                                                            --------   -------
                                                            $ 15,221   $ 8,495
                                                            ========   =======
Goodwill and other intangible assets:
   Goodwill................................................ $ 34,334   $34,334
   Core technology.........................................   15,790    15,790
   Assembled workforce.....................................    1,210     1,210
   Trademarks..............................................      840       840
   Non-compete agreements..................................      710       710
                                                            --------   -------
                                                              52,884    52,884
   Accumulated amortization................................  (16,771)   (5,703)
                                                            --------   -------
                                                            $ 36,113   $47,181
                                                            ========   =======
Accrued expenses:
   Payroll and commission related.......................... $ 19,280   $ 9,992
   Other...................................................    8,127     8,908
                                                            --------   -------
                                                            $ 27,407   $18,900
                                                            ========   =======

Note 4. Stockholders' Equity

  Common Stock

   All share and per-share numbers herein reflect the two-for-one stock split of the Company's common stock that occurred for stockholders of record on February 3, 2000 and also on December 8, 2000, thus effecting an overall four-for-one stock split.

  Warrants

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

  Treasury Stock

   In October 1998, the Board of Directors authorized the repurchase of up to
6.0 million shares, or approximately 9% of our outstanding common stock. As of December 31, 1998, the Company had repurchased 2.0 million shares of its outstanding common stock for approximately $9.5 million pursuant to the repurchase program. The repurchased shares were held as treasury stock and were available for general corporate purposes including issuance under our stock option and employee stock purchase plans. In January 1999, the Company announced the termination of the repurchase program. As of September 30, 1999, all the shares of treasury stock had been reissued.

   In September 2001, the Board of Directors authorized the repurchase of up to
1.5 million shares, or approximately 2% of our outstanding common stock. As of September 30, 2001, the Company had repurchased 0.4 million shares of its outstanding common stock for approximately $2.7 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans.

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

   A summary of the status of the Company's options under the Plans is as follows:

                                              Outstanding options
                                 ---------------------------------------------
                                 Number of   Weighted-average Weighted-average
                                  shares      exercise price     fair value
                                 ----------  ---------------- ----------------
Balance as of September 30, 1998  5,921,564       $ 1.20           $   --
   Granted at market value......  8,967,852         6.88             3.97
   Exercised.................... (1,955,440)        0.94               --
   Canceled.....................   (489,520)        3.03               --
                                 ----------       ------           ------
Balance as of September 30, 1999 12,444,456         5.26               --
   Granted at market value......  5,361,604        47.76            27.68
   Exercised.................... (3,278,234)        3.82               --
   Canceled..................... (1,334,178)        8.71               --
                                 ----------       ------           ------
Balance as of September 30, 2000 13,193,648        22.54               --
   Granted at market value......  2,696,182        45.82            30.18
   Exercised.................... (3,098,274)        6.95               --
   Canceled..................... (1,845,670)       42.32               --
                                 ----------       ------           ------
Balance as of September 30, 2001 10,945,886       $29.35           $   --
                                 ==========       ======           ======

   As of September 30, 2001, 2000 and 1999, there were 4,187,352, 3,523,410 and
1,896,672 fully vested and exercisable shares, with weighted-average exercise prices of $21.51, $5.76 and $1.63, respectively. As of September 30, 2001, approximately 3,792,198 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2001:

                                         Outstanding                         Exercisable
                         -------------------------------------------- --------------------------
                                    Weighted-average
                         Number of   remaining life  Weighted-average Number of Weighted-average
Range of exercise prices  shares       (in years)     exercise price   shares    exercise price
------------------------ ---------- ---------------- ---------------- --------- ----------------
    $ 0.58 - $  6.56      1,430,264       5.61            $ 2.86        840,997      $ 2.58
      7.00 -   16.19      3,664,280       6.81              9.10      1,938,917        8.91
     16.38 -   37.44      1,682,407       8.28             28.10        405,484       28.62
     37.50 -   61.00      2,798,232       8.37             47.78        621,093       50.52
     61.28 -   82.75      1,129,970       7.91             70.75        327,606       68.86
     83.06 -  106.22        240,733       8.67             94.83         53,255       95.54
                         ----------       ----            ------      ---------      ------
    $ 0.58 - $106.22     10,945,886       7.44            $29.35      4,187,352      $21.51
                         ==========       ====            ======      =========      ======

   The Company uses the intrinsic value method to account for all of its fixed employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options issued in 1996 and during fiscal 1997. The Company recorded deferred stock compensation expense of $229,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options issued in fiscal 1997 of which $47,000, $56,000 and $56,000 was amortized in fiscal 2001, 2000, and 1999, respectively, as the options vest over four years.

   Had compensation cost for the Company's stock options and employee stock purchase plan been determined in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's fiscal 2001 net income would have decreased by $45.5 million, the fiscal 2000 net loss would have increased by $11.1 million and the fiscal 1999 net income would have decreased by $4.7. The basic and diluted earnings (loss) per share would have been $(0.33) for both in fiscal 2001, $(0.19) for both in fiscal 2000 and $0.05 for both in fiscal 1999.

   The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $30.18, $27.68 and $3.97, respectively, on the date of grant using the Black-Scholes pricing model, with the following weighted assumptions: 2001--expected dividend yield of 0.0%, risk-free interest rate of 3.7%, expected volatility of 90% and expected life of four years; 2000--expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80% and expected life of four years; 1999--expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 70% and expected life of four years;

   The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2001, 2000 and 1999 were $41.17, $7.35 and $1.61, respectively, calculated using the Black-Scholes pricing model with the following weighted assumptions: 2001--expected dividend yield of 0.0%, risk-free interest rate of 3.7%, expected volatility of 90%, and expected life of 0.5 years; 2000--expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80%, and expected life of 0.5 years; 1999--expected dividend yield of 0.0%, risk-free interest rate of 5.3%, expected volatility of 70%, and expected life of 0.5 years.

  1998 Employee Stock Purchase Plan

   In January 1998, the Board of Directors adopted the Company's 1998 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The ESPP became effective at the time of the IPO. As of September 30, 2001, approximately 992,133 shares of common stock have been reserved for issuance under the ESPP.

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

   The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. The first accumulation and offering periods commenced on February 13, 1998, the effective date of the IPO. The first accumulation period ended on July 31, 1998, and the first offering period ended on January 31, 2000. A total of 284,918, 453,296 and 505,036 shares of the Company's common stock were issued under the ESPP in fiscal 2001, 2000, and 1999, respectively, at prices ranging from $6.49 per share to $68.69 per share.

Note 5. Income Taxes

   The provision for income taxes was as follows (in thousands):

                                                       Year ended September 30,
                                                       -----------------------
                                                        2001    2000     1999
                                                       ------- -------  ------
Current:
   Federal............................................ $    -- $ 4,462  $   28
   State..............................................     343     859      73
   Foreign............................................   7,568   4,678   1,634
                                                       ------- -------  ------
       Total Current..................................   7,911   9,999   1,735
Deferred:
   Federal............................................      --    (907)   (712)
   State..............................................      --    (220)    (41)
   Foreign............................................   2,100     (37)   (142)
                                                       ------- -------  ------
       Total Deferred.................................   2,100  (1,164)   (895)
                                                       ------- -------  ------
                                                       $10,011 $ 8,835  $  840
                                                       ======= =======  ======

   The current tax benefits resulting from the exercise of employee stock options are approximately $2.3 million, $8.9 million and $0.4 million in fiscal 2001, 2000 and 1999, respectively. These benefits are not included in the above provision for income taxes.

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

                                                            As of September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Accruals and reserves not currently deductible............. $  3,325  $  1,006
Depreciation and amortization..............................       26       125
State taxes................................................   (1,894)     (662)
Acquired intangible property...............................   (4,943)   (6,788)
Tax credit carry-forwards..................................      895       202
Other......................................................       --        --
Net operating loss carry-forwards..........................   69,553    21,021
                                                            --------  --------
   Total deferred tax assets............................... $ 66,962    14,904
Valuation allowance........................................ $(66,962)  (12,804)
                                                            --------  --------
   Net deferred tax assets................................. $     --  $  2,100
                                                            ========  ========

   Included in gross deferred tax assets at September 30, 2001 is approximately $64.5 million, which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses is accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision. Also included in gross deferred tax assets at September 30, 2001 is approximately $5.0 million which pertains to preacquisition net operating loss carry-forwards of acquired companies. When recognized, the tax benefit of these losses is accounted for as a reduction of nondeductible acquisition goodwill rather than as a reduction of the income tax provision. The Company has provided a valuation allowance to offset the net deferred tax assets which primarily relate to US net operating loss carryforwards. The Company is unable to conclude that all the deferred tax assets are more likely than not to be realized from its US operations.

   Income (loss) before income taxes was as follows (in thousands):

                                                       Year ended September 30,
                                                       ------------------------
                                                         2001    2000     1999
                                                       -------  -------  ------
United States......................................... $   479  $(8,763) $1,373
International.........................................  30,801   15,504   7,353
                                                       -------  -------  ------
   Total.............................................. $31,280  $ 6,741  $8,726
                                                       =======  =======  ======

   Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 35% to profit before taxes for fiscal 2001 and 34% to profit (loss) before taxes for both fiscal 2000 and 1999), as follows (in thousands):

                                                       Year ended September 30,
                                                       ------------------------
                                                        2001     2000    1999
                                                       -------  ------  -------
Income tax expense at federal statutory rate.......... $10,948  $2,292  $ 2,966
State income taxes, net of federal benefits...........     223     422       21
Meals and entertainment...............................     233     165       63
Nondeductible purchased research and development......      --   3,878       --
Nondeductible goodwill from acquisitions..............   2,335   1,426       --
Utilized losses.......................................      --      --   (1,351)
Change in deferred tax asset..........................      --      --     (859)
Foreign income at other than US rates.................  (3,265)    690       --
Tax credits...........................................    (587)     --       --
Other, net............................................     124     (38)      --
                                                       -------  ------  -------
                                                       $10,011  $8,835  $   840
                                                       =======  ======  =======

   As of September 30, 2001, the Company had net operating losses for federal, state, and foreign purposes of approximately $158.4 million, $149.2 million, and $18.7 million, respectively, available to offset taxable income in future years. The federal net operating losses will expire, if not utilized, beginning in 2018. The state net operating losses will expire, if not utilized, beginning in 2003. The foreign net operating losses will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced.

   U.S. Income taxes were not provided for on the undistributed earnings of certain non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the United States. The cumulative total of all such undistributed earnings is $30.8 million.

Note 6. Defined Contribution Plan

   In February 1998, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(k) of the Internal Revenue Code (the "Code"). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 20% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2001, 2000 and 1999.

Note 7. Geographic and Segment Information

   The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by certain geographic information for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment fault management and service assurance software.

   The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

                                                    Year ended September 30,
                                                    -------------------------
                                                      2001     2000    1999
                                                    -------- -------- -------
  Revenues:
     United States................................. $130,392 $ 78,536 $41,208
     United Kingdom................................   38,242   23,477  10,725
     Other International...........................   43,874   21,520   6,137
                                                    -------- -------- -------
         Total..................................... $212,508 $123,533 $58,070
                                                    ======== ======== =======

                                                       As of September 30,
                                                    -------------------------
                                                      2001     2000    1999
                                                    -------- -------- -------
  Identifiable assets:
     United States................................. $204,464 $179,715 $79,208
     International.................................   69,174   17,296  11,397
                                                    -------- -------- -------
         Total..................................... $273,638 $197,011 $90,605
                                                    ======== ======== =======
  Net assets:
     United States................................. $157,426 $147,273 $68,633
     International.................................   42,755    5,250   1,373
                                                    -------- -------- -------
         Total..................................... $200,181 $152,523 $70,006
                                                    ======== ======== =======

Note 8. Commitments

   The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next 10 years.

   Rent expense was approximately $4.5 million, $2.2 million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively. As of September 30, 2001, future minimum lease payments under non-cancelable operating leases are expected to be approximately $4.5 million, $4.2 million, $4.1 million, $3.5 million, $3.2 million and $5.6 million for each of the years in the five-year period subsequent to September 30, 2001 and thereafter, respectively.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micromuse Inc.

   We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                   /S/ KPMG LLP

Mountain View, California
October 19, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table provides certain information regarding the executive officers of the Company:

      Name                                    Age                       Position
      ----                                    ---                       --------
Gregory Q. Brown............................. 41  Chairman of the Board and Chief Executive Officer
Michael L. Luetkemeyer....................... 52  Senior Vice President & Chief Financial Officer
Katrinka B. McCallum......................... 34  Director and Executive Vice President and Chief
                                                    Operating Officer
James B. De Golia............................ 52  Senior Vice President, General Counsel and Secretary
Michael S. Donohue........................... 42  Senior Vice President, Sales and Business Operations

   Gregory Q. Brown was named Chairman and CEO of Micromuse Inc. in February 1999. His 20 years of high-tech experience includes leadership positions in the telecommunications, data networking, cable TV and computer software industries. From September 1996 until joining Micromuse Inc., Mr. Brown served as president of Ameritech Custom Business Services, a unit of Ameritech Corporation that provides large business customers with custom communications and information technology. This $1.4 billion unit served many Fortune 500 companies as a single source for the provisioning and management of network and desktop-based voice, data, video, and local-access services. For the three years prior to his position at Custom Business Services, Brown was president of Ameritech New Media Inc. As president, Brown was responsible for all of Ameritech's consumer cable TV operations. Additionally Mr. Brown was a member of the board of directors of Americast, the video programming joint venture involving Ameritech, The Walt Disney Company, GTE, Bell South, and Southern New England Telephone. Before joining Ameritech in 1987, Mr. Brown held a variety of sales and marketing positions with AT&T in Detroit, Michigan for five years. He also worked for IBM in various sales and support capacities in the early 1980's. In September 2001 Mr. Brown was appointed to the Board of Directors of R.R. Donnelley & Sons Company and was also elected to the Board of Trustees of the Walter Kaitz Foundation, a national organization dedicated to achieving diversity within the cable/broadband industry. Mr. Brown received his degree in Economics from Rutgers University in June 1982.

   Michael L Luetkemeyer was named Senior Vice President and Chief Financial Officer of Micromuse Inc. in October 2001. Mr. Luetkemeyer's experience includes an extensive background in managing global finance organizations for high-tech and scientific-engineering firms. Prior to Micromuse, Mr. Luetkemeyer was the CFO at a network management software provider, Aprisma Management Technologies Inc. Before joining Aprisma in 2000, Mr. Luetkemeyer was CFO at Rawlings Sporting Goods, a provider of sports equipment, and at Electronic Retailing Systems, a technology start-up. Mr. Luetkemeyer has held a variety of senior finance positions throughout his career, including more than 10 years with General Electric, where he served with GE Aerospace, GE Semiconductor and GE Plastics. Mr. Luetkemeyer graduated from Southwest Missouri State in 1972 with a BS in Finance. He earned his Masters in Economics from the University of Missouri in 1975 and a BS in Accounting from Rollins College in 1985.

   Katrinka B. McCallum joined Micromuse in July 2001 as a Director and Executive Vice President and Chief Operating Officer. Prior to Micromuse, Ms. McCallum served as General Manager and Senior Vice President of Operations at Aprisma Management Technologies Inc., a network management software company being spun off from Cabletron Systems, Inc. Before joining Cabletron in 1997, Ms. McCallum's previous positions include the Manager of Mergers & Acquisitions for CIGNA/Healthsource, Inc. and senior financial management positions at AlliedSignal Corporation, GE Capital Corporation and Deloitte & Touche. Ms. McCallum became a CPA in 1992. She received her MBA from the Fuqua School of Business at Duke University, and her BA in Economics from Wellesley College.

   James B. De Golia became Senior Vice President in September 1999 having joined Micromuse in January 1999 as Vice President, General Counsel and Secretary. He has provided counsel to high tech companies for over 20 years. For 10 years prior to joining the Company, Mr. De Golia was Vice President and General Counsel of N.E.T. Prior to that, Mr. De Golia was Counsel at Xerox Corporation and an attorney at the San Francisco office of Thelan Marrin Johnson and Bridges (now Thelan Reid & Priest). He received his B.A. from the University of California at Irvine and his J.D. from the University of California, Hastings College of the Law.

   Michael S. Donohue, joined Micromuse as Vice President, Western Region Sales in December 1998. He was promoted to his present position to Senior Vice President, World-Wide Sales in March 1999. Before joining Micromuse, Mr. Donohue held senior vice president and corporate officer positions at Computer Associates. At Computer Associates, Mr. Donohue was responsible for selling to organizations with revenues in excess of $100 million in the western states. In addition, he was part of the sales team that launched the CA Unicenter(R) enterprise management software line. Prior to Computer Associates, Mr. Donohoe held sales, technical and management positions at Texas Instruments and Storage Technology Corporation over a 10 year period from 1981 - 1991. Mr. Donohoe received his degree in Operations Management from the University of Arizona in 1981.

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

                                    PART IV

Item 14. Exhibits, Financial Statements Schedule, and Reports on Form 8-K

   (a)(1) Financial Statements

          See the Consolidated Statements beginning on page 31 of this Form
       10-K.

     (2) Financial Statement Schedule

          See the Financial Statement Schedule at page 51 of this Form 10-K.

     (3) Exhibits

          See Exhibit Index at page 52 of this Form 10-K.

   (b) Reports on Form 8-K. There were no reports on form 8-K filed during the quarter ended September 30, 2001.

   (c) See Exhibit Index at page 52 of this Form 10-K.

   (d) See the Consolidated Financial Statements beginning on page 31 and Financial Statement Schedule at page 51 of this Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROMUSE INC.

                                                 /S/ MICHAEL L. LUETKEMEYER
                                          By: _________________________________
                                                   Michael L. Luetkemeyer
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                  Date: December 21, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

           Name                         Title                    Date

   /S/ GREGORY Q. BROWN    Chairman and Chief Executive    December 21, 2001
--------------------------   Officer (Principal Executive
    (Gregory Q. Brown)       Officer)

/S/ MICHAEL L. LUETKEMEYER Senior Vice President and Chief December 21, 2001
--------------------------   Financial Officer (Principal
 (Michael L. Luetkemeyer)    Financial and Accounting
                             Officer)

 /S/ MICHAEL E.W. JACKSON  Director                        December 21, 2001
--------------------------
  (Michael E.W. Jackson)

 /S/ KATRINKA B. MCCALLUM  Director                        December 21, 2001
--------------------------
  (Katrinka B. McCallum)

   /S/ DAVID C. SCHWAB     Director                        December 21, 2001
--------------------------
    (David C. Schwab)

/S/ KATHLEEN M.H. WALLMAN  Director                        December 21, 2001
--------------------------
 (Kathleen M.H. Wallman)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 2001, 2000 and 1999
                                (In thousands)

                                 Balance at Charged to            Balance at
                                 Beginning  Costs and               End of
Description                      of Period   Expenses  Deductions   Period
-----------                      ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
Year Ended September 30, 2001...   $1,472     3,156       (390)     $4,238
Year Ended September 30, 2000...   $  282     1,217        (27)     $1,472
Year Ended September 30, 1999...      153       411       (282)        282

                           STOCKHOLDERS INFORMATION
BOARD OF DIRECTORS

Gregory Q. Brown
Chairman of the Board & Chief Executive Officer

Michael E.W. Jackson
Chairman, Elderstreet Investments
Chairman, The Sage Group
Deputy Chairman, British Thornton Holdings, plc

Katrinka B. McCallum
Executive Vice President & Chief Operating Officer

David C. Schwab
Venture Partner, Sierra Ventures

Kathleen M.H. Wallman
Wallman Strategic Consulting, LLC

SENIOR EXECUTIVES

Gregory Q. Brown
Chairman of the Board & Chief Executive Officer

Katrinka B. McCallum
Executive Vice President & Chief Operating Officer

Michael L. Luetkemeyer
Senior Vice President & Chief Financial Officer

James B. De Golia
Senior Vice President, General Counsel & Secretary

Michael S. Donohue
Senior Vice President, Sales & Business Operations

Timothy N. Heywood
Senior Vice President, Technical Services

Alan D. Williams
Senior Vice President, Human Resources
MICROMUSE WEB SITE
www.micromuse.com
Click "Investors"

INDEPENDENT ACCOUNTANT
KPMG LLP
Mountain View, California

TRANSFER AGENT AND REGISTRAR
Mellon Investor Services LLC
San Francisco, California

INVESTOR RELATIONS
investor.relations@micromuse.com
Micromuse Inc.
139 Townsend St.
San Francisco,California 94107
Tel - (415) 538-9090
Fax - (415) 538-9091

ANNUAL MEETING
We cordially invite you to attend the Annual Meeting of Stockholders of Micromuse Inc., which will be held at the Palace Hotel, 2 New Montgomery Street, San Francisco, California 94105 on Thursday, January 31, 2002, at 10:00 a.m., Pacific Standard Time.

TRADEMARK INFORMATION
Netcool(R) is a registered trademark of Micromuse. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that utilize them.

[LOGO] MicroMuse_OBC

                                 EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------
 3.1     Restated Certificate of Incorporation of the Registrant
 3.2(2)  Amended and Restated Bylaws of the Registrant.
10.1(1)  Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
10.2(1)  1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended.*
10.3(1)  1997 Employee Stock Purchase Plan.*
10.4(1)  Amended and Restated Investors' Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.
10.5(1)  Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.
10.6(1)  Office lease dated as of March 3, 1997, by and between Micromuse plc, Marldown Limited and
         Christopher J. Dawes.
10.7(1)  Office lease dated as of March 3, 1993, by and between Micromuse plc, Guildquote Limited and
         Christopher J. Dawes.
10.10    Employment Agreement as of February 17, 1999, by and between Gregory Q. Brown and
         Micromuse Inc.*
10.11(3) Agreement and Plan of Reorganization by and among Micromuse Inc., CAN Acquisition
         Corporation. and Calvin Alexander Networking, Inc.
10.12(4) Agreement and Plan of Reorganization by and among Micromuse Inc., Salamander Acquisition
         Corporation and NetOps, Corporation.
10.13    First amendment to office lease, dated as of October 25, 2000, by and between the Registrant and
         SOMA Partners, L.P.
10.14    Offer of employment as of July 12, 2001, by and between Katrinka B. McCallum and
         Micromuse Inc.*
21.1     Subsidiaries of the Registrant.
23.1     Report on Schedule and Consent of Independent Auditors

--------
(1) Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.
(2) Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 13, 1998.
(3) Incorporated by reference from the exhibit of the same number in the Registrant's Form 10-K for the fiscal year ended September 30, 1999, as filed with the SEC on December 28,1999.
(4) Incorporated by reference from exhibit 2.1 to the Registrant's Form 8-K as filed with the SEC on August 2, 2000.
 * Indicates management contracts.