Form 10-Q
period 2001-12-31
MICROMUSE INC
filed 2002-02-13
CIK 1036425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 000-23783

MICROMUSE INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3288385 (IRS Employer Identification No.)

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

Yes ☒            No ☐

74,213,212 shares of Common Stock, $0.01 par value, were outstanding as of January 31, 2002

MICROMUSE INC.

PART 1—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)
	December 31, 2001	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$144,161	$138,581
Short-term investments	18,483	16,109
Billed receivables, net	29,009	31,067
Prepaid expenses and other current assets	12,863	15,656

Total current assets	204,516	201,413
Property and equipment, net	13,935	15,221
Long-term investments	20,893	20,891
Goodwill and other intangible assets, net	33,346	36,113

	$272,690	$273,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,160	$5,686
Accrued expenses	24,273	27,407
Income taxes payable	6,841	6,152
Deferred revenue	33,523	34,212

Total current liabilities	70,797	73,457
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 74,212 and 73,903 shares outstanding as of December 31, 2001 and September 30, 2001, respectively	742	739
Additional paid-in capital	187,457	187,755
Treasury stock	(605)	(2,657)
Accumulated other comprehensive loss	(1,978)	(1,317)
Retained earnings	16,277	15,661

Total stockholders’ equity	201,893	200,181

	$272,690	$273,638

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended December 31,
	2001	2000
Revenues:
License	$23,216	$36,368
Maintenance and services	16,831	13,452

Total revenues	40,047	49,820

Cost of revenues:
License	1,595	2,068
Maintenance and services	5,208	5,228

Total cost of revenues	6,803	7,296

Gross profit	33,244	42,524

Operating expenses:
Sales and marketing	18,085	21,613
Research and development	7,570	7,966
General and administrative	4,938	4,187
Amortization of goodwill and other intangible assets	2,767	2,767
Executive recruiting costs	449	—

Total operating expenses	33,809	36,533

Income (loss) from operations	(565)	5,991
Other income, net	1,608	2,052

Income before income taxes	1,043	8,043
Income tax provision	427	2,574

Net income	$616	$5,469

Per share data:
Basic net income	$0.01	$0.08
Diluted net income	$0.01	$0.07
Weighted average shares used in computing:
Basic net income per share	74,043	70,951
Diluted net income per share	78,246	80,021

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$616	$5,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,066	3,994
Amortization of deferred employee compensation	—	14
Compensation expense related to issuance of warrant	170	—
Tax benefit related to exercise of stock options	—	2,574
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	2,003	(2,923)
Prepaid expenses and other current assets	2,789	368
Accounts payable	508	(704)
Accrued expenses	(2,970)	4,470
Income taxes payable	688	—
Deferred revenue	(621)	6,698

Net cash provided by operating activities	8,249	19,960

Cash flows from investing activities:
Capital expenditures	(1,073)	(2,879)
Investment purchases, net	(2,376)	(15,506)

Cash used in investing activities	(3,449)	(18,385)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,587	4,408

Net cash provided by financing activities	1,587	4,408

Effects of exchange rate changes on cash and cash equivalents	(807)	(55)

Net increase in cash and cash equivalents	5,580	5,928
Cash and cash equivalents at beginning of period	138,581	83,679

Cash and cash equivalents at end of period	$144,161	$89,607

See accompanying notes to the condensed consolidated financial statement

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission on December 21, 2001. The September 30, 2001, consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Shareholder’s Equity and Stock Split

All share and per-share numbers herein reflect the 2 for 1 stock split of our common stock that occurred for stockholders of record on December 5, 2000.

MICROMUSE INC.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended December 31,
	2001	2000
Numerator for basic and diluted net income	$616	$5,469

Denominator for basic net income per share–weighted-average shares outstanding	74,043	70,951
Dilutive effect of:
Common stock options	4,149	9,070
Warrants	54	—

Denominator for diluted net income per share	78,246	80,021

Concentration of Revenues

One third-party distributor customer accounted for approximately 15% of revenues for the quarter ended December 31, 2001. Another third party distributor also accounted for approximately 15% of revenues for the quarter ended December 31, 2001, primarily from a transaction with one end-user customer, a European Telco incumbent. No one third-party distributor or end-user customer accounted for greater than 10% of revenues for the quarter ended December 31, 2000.

Accounts Receivable

Accounts Receivable includes an allowance for doubtful accounts of $5.1 million and $4.2 million as of December 31, 2001 and September 30, 2001, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss for the quarters ended December 31, 2001 and 2000 was $661,000 and $55,000, respectively.

Geographic and Segment Information

The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by certain geographic information for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment: fault management and service assurance software.

MICROMUSE INC.

The Company markets its products primarily from the United States. International sales are primarily to customers in France, Germany and the United Kingdom. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended December 31,
	2001	2000
Revenues:
United States	$21,277	$32,615
United Kingdom	4,820	8,768
Other international	13,950	8,437

Total	$40,047	$49,820

	December 31, 2001	September 30, 2001
Long-lived assets:
United States	$42,797	$46,395
Other international	39,759	4,939

Total	$47,281	$51,334

Recent Pronouncement

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on October 1, 2002. As of October 1, 2002, approximately $16.4 million of goodwill will no longer be amortized but will be tested annually for impairment.

In October 2001, the FASB issued SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. SFAS No. 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No.121”). Although SFAS No. 144 supersedes SFAS No.121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No.121 and the requirements in APB 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt SFAS No. 144 on October 1, 2002 and does not expect that adoption will have a material effect on its consolidated financial position, results of operations, or cash flows.

MICROMUSE INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on December 21, 2001.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in “Risk Factors” below and elsewhere in this Quarterly Report, and other Micromuse filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Micromuse’s discussion and analysis of its financial condition and results of operations are based upon Micromuse’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Micromuse to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Micromuse evaluates its estimates, including bad debts, product returns, warranty obligations, investments, intangible assets, income taxes, contingencies and litigation. Micromuse bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Micromuse believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounts receivable.    Micromuse maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Micromuse’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets.    Micromuse regularly performs reviews to determine if the carrying value of goodwill and other intangible assets are impaired. If market conditions were to

MICROMUSE INC.

deteriorate, which may result in the carrying amount not being recoverable, an impairment charge would be required.

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance — the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

Micromuse Ltd (formerly known as Micromuse plc) was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term “Micromuse” or the “Company” refers to Micromuse Inc., Micromuse Ltd, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. Our principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and our telephone number at that address is (415) 538-9090.

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended December 31,
	2001	2000
As a Percentage of Total Revenues:
Revenues:
License	58.0%	73.0%
Maintenance and services	42.0%	27.0%

Total revenues	100.0%	100.0%

Cost of revenues:
License	4.0%	4.2%
Maintenance and services	13.0%	10.5%

Total cost of revenues	17.0%	14.7%

Gross profit	83.0%	85.3%

Operating expenses:
Sales and marketing	45.1%	43.4%
Research and development	18.9%	16.0%
General and administrative	12.3%	8.4%
Amortization of goodwill and other intangible assets	6.9%	5.5%
Executive recruiting costs	1.2%	0.0%

Total operating expenses	84.4%	73.3%

Income (loss) from operations	(1.4%)	12.0%
Other income, net	4.0%	4.1%

Income before income taxes	2.6%	16.1%
Income tax provision	1.1%	5.1%

Net income	1.5%	11.0%

As a Percentage of Related Revenues:
Cost of license revenues	6.9%	5.7%
Cost of maintenance and services revenues	30.9%	38.9%

MICROMUSE INC.

Revenues.    Revenues decreased to $40.0 million in the quarter ended December 31, 2001, from $49.8 million in the comparable period of the prior year. License revenues decreased to $23.2 million in the quarter ended December 31, 2001, from $36.4 million in the comparable period of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Additionally, results for the quarter were negatively impacted by the terrorist attacks in New York and Washington on September 11, 2001. Maintenance and services revenues increased to $16.8 million in the quarter ended December 31, 2001, from $13.5 million in the comparable period of the prior year. The increase in maintenance and services revenues was a result of providing maintenance and services to a larger installed base of customers. License revenues as a percentage of total revenues was 58.0% and in the quarter ended December 31, 2001, as compared to 73.8% in the comparable period of the prior year.

Cost of Revenues.    The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 6.9% in the quarter ended December 31, 2001, as compared to 5.7% in the comparable period of the prior year. The increase was mainly due to a change in the mix of license revenue in the current quarter. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 30.9% in the quarter ended December 31, 2001, from 38.9% in the comparable period of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues and economies of scale, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $18.1 million in the quarter ended December 31, 2001, from $21.6 million in the comparable period of the prior year. This decrease, which was primarily due to the related decrease in revenue, was offset by increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues increased to 45.1% in the quarter ended December 31, 2001, from 43.4% in the comparable period of the prior year.

Research and Development Expenses.    Research and development expenses decreased to $7.6 million in the quarter ended December 31, 2001, from $8.0 million in the comparable period of the prior year. Research and development costs as a percentage of total revenues have increased to 18.9% in the quarter ended December 31, 2001, as compared to 16.0% in the same period of the prior year. This increase is primarily due to increased personnel, additional facilities costs, and an increase in the computer systems and software development tools required by the additional personnel.

General and Administrative Expenses.    General and administrative expenses increased to $4.9 million in the quarter ended December 31, 2001, from $4.2 million in the comparable period of the prior year. This increase was primarily due to an increase in the bad debt reserve, mainly related to Global Crossing. Global Crossing subsequently filed for Chapter 11 bankruptcy protection in January 2002. Management believes that the Company is adequately reserved at December 31, 2001 for this customer. As of the date of this filing, Micromuse had a receivable of $1.9 million, net, with Global Crossing. This receivable is related to an agreement to provide future maintenance service which management believes to be critical to Global Crossing’s plan of reorganization. Management also believes that it is probable that Global Crossing will assume the agreement in connection with its bankruptcy proceedings and that all amounts due under the agreement will be paid. Also refer to risk factor “general economic and market conditions may impair our business.” The increase in general and administrative expenses

MICROMUSE INC.

was also due to increased personnel costs, professional fees, facilities costs and associated expenses to support the increased scale of operations. General and administrative expenses as a percentage of revenues have increased to 12.3% in the quarter ended December 31, 2001, from 8.4% in the comparable period of the prior year.

Amortization of Goodwill and Other Intangible Assets.    The charge of $2.8 million in the quarter ended December 31, 2001 and 2000, reflects the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years.

Executive Recruiting Costs.    The executive recruiting costs of $0.4 million in the quarter ended December 31, 2001 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net.    Other income decreased to $1.6 million in the quarter ended December 31, 2001, from $2.1 million in the comparable period of the prior year. This net decrease was primarily due to the decline in interest rates over the past year.

Liquidity and Capital Resources

As of December 31, 2001, we had $144.2 million in cash and cash equivalents and $39.4 million in marketable securities, as compared to $138.6 million in cash and cash equivalents and $37.0 million in marketable securities as of September 30, 2001. The net increase in cash and cash equivalents in the quarter ended December 31, 2001, was due primarily to the net income adjusted for non-cash expenses, the decrease in billed receivables and prepaid expenses and other current assets, and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures, the purchase of marketable securities and the increase in accrued expenses and deferred revenues.

As of December 31, 2001, the Company’s principal commitments consisted of obligations under operating leases.

We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

MICROMUSE INC.

RISK FACTORS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating the Company and our prospects. This report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

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

Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers’ spending, our business and results of operations could be materially and adversely affected. Following the attack, one of our New York offices was closed for a number of weeks causing some delays in our product development effort and business travel was seriously disrupted. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-

MICROMUSE INC.

term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors” more likely to occur.

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

Because of these fluctuations we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful or indicative of our future performance. A number of other factors are likely to cause these variations, including:

•	changes in the demand for our software products and services and the level of product and price competition that we encounter;

MICROMUSE INC.

•	the timing of new hires and our ability to attract, retain and motivate qualified personnel, including changes in our sales incentives;

•	the mix of products and services sold, including the mix of sales to new and existing customers and through third-party distributors and our direct sales force;

•	changes in the mix of, and lack of demand from, distribution channels through which our products are sold;

•	the length of our sales cycles and the success of our new customer generation activities;

•	spending patterns and budgetary resources of our customers on network management software solutions;

•	product life-cycles and the timing of introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors;

•	market acceptance of new products;

•	changes in the renewal rate of maintenance agreements;

•
expansion of international operations, including gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations and the mix of international and domestic revenue;

•	the extent of market consolidation; and

•	software defects and other product quality problems.

Failure to manage our growth may adversely affect our business.

We have grown rapidly, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. As of December 31, 2001 we had 731 employees. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

MICROMUSE INC.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 50%, 42% and 34% of our total revenues in the quarter ended December 31, 2001, fiscal 2001 and 2000, respectively. Our business will be harmed if we are not able to attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

MICROMUSE INC.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 68%, 79% and 82% of our total in the quarter ended December 31, 2001, fiscal 2001 and 2000, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a slowdown in the growth of, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although recent trends indicate that this growth and capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of a continued or further significant slowdown in the growth or capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

MICROMUSE INC.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

•
customer’s internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Compaq, Hewlett-Packard Company and Cabletron Systems, Inc.;

•	vendors of network and systems management frameworks including Computer Associates International, Inc. and International Business Machines Corporation;

•	vendors of network and systems management applications including Hewlett-Packard Company, BMC Software, Inc, and International Business Machines Corporation;

•	providers of specific market applications; and

•
systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation, TTI and Agilent Technologies, Inc. with its acquisition of Objective Systems Integrators, Inc.

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

MICROMUSE INC.

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

The sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and requires us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

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

MICROMUSE INC.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on December 28, 1999 we completed the acquisition of Calvin Alexander Networking, Inc., a developer of network auto-discovery software. On July 18, 2000, the Company completed the acquisition of NetOps Corporation, a developer of network diagnostic software. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

•	failure to successfully assimilate acquired operations and products;

•	diversion of our management’s attention from other matters;

•	loss of key employees of acquired companies;

•	substantial transaction costs;

•	substantial liabilities or exposures in the acquired entity that were not known or accurately evaluated or forecast by us; and

•	substantial additional costs charged to operations as a result of the failure to consummate a potential acquisition.

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

MICROMUSE INC.

and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Revenues in Notes to Condensed Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our international sales and operations expose us to currency fluctuation risks and other inherent risks.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See “Geographic and Segment Information” in Notes to Condensed Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

Our international operations and revenues involve a number of other inherent risks, including:

•	longer receivables collection periods and greater difficulty in accounts receivable collection;

•	difficulty in staffing and generally higher costs associated with managing foreign operations;

•	an even lengthier sales cycle than with domestic customers;

•	the impact of possible recessionary environments in economies outside the United States;

•
sales in Europe and certain other parts of the world generally are adversely affected in the quarter ending September 30, as many customers reduce their business activities during the summer months. If our international sales become a greater component of total revenue, these seasonal factors may have a more pronounced effect on our operating results;

•
changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers;

MICROMUSE INC.

•	changes in or failure to be aware of or to account for payroll, stock option, employee stock purchase and business related taxation;

•	political, economic or terrorism induced instability;

•	lack of acceptance of non-localized products;

•	legal and cultural differences in the conduct of business; and

•	immigration regulations that limit our ability to deploy our employees.

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

MICROMUSE INC.

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

The market price of our common stock has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations, new products or new contracts by us or our competitors;

•	developments with respect to intellectual property rights;

•	adoption of new accounting standards affecting the software industry; and

•	general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology

MICROMUSE INC.

companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business.

General economic and market conditions may impair our business.

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we target certain market segments. Therefore, any economic downturns in general or in the targeted segments in particular would harm our business. For example, Global Crossing filed for bankruptcy protection in January 2002 when we had a receivable with them of $1.9 million, net. As of the date of this filing, management believes that all remaining amounts due will be collectible.

Our goodwill and other intangible assets may become impaired.

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of December 31, 2001, we had approximately $33.3 million of goodwill and other intangible assets, which were primarily related to the acquisitions of CAN in December 1999 and NetOps in July 2000. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. However, if for example the demand for the products and services underlying this goodwill decreases as a result of the general economic slowdown or other causes and, as a result, the estimated future undiscounted net cash flows from the acquired businesses are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill and recognize asset impairment charges in the quarter in which that impairment is determined. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of December 31, 2001, we had approximately 74.2 million shares of common stock outstanding, excluding approximately 13.6 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

We have various mechanisms in place to discourage takeover attempts.

MICROMUSE INC.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

•	“blank check”: preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

•	a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors

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

On January 1, 2002, various European countries introduced a new single currency known as the Euro. Issues we are reviewing as a result of the Euro include updating information technology systems, assessing currency risk, reviewing licensing agreements and contracts for currency issues, and processing tax and accounting records. Although we have experienced no adverse effect on our financial conditions or results of operations since its introduction and do not currently expect a material adverse effect, we cannot assure that issues relating to the Euro will not harm our business.

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

MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 2001, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 3.2%.

MICROMUSE INC.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

Item 2. Changes in Securities and Use of Proceeds.

On October 1, 2002, the Company issued a warrant to purchase stock to an executive recruiting firm entitling them to purchase 54,321 shares of common stock at an exercise price of $5.42 for a period of three years. The warrants were not registered under the Securities Act of 1993, as amended, pursuant to an exemption under, among other things, Section 4(2) promulgated there under.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on January 31, 2002 in San Francisco, California. Of the 73,779,163 shares outstanding as of the record date, 65,269,267 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

Nominee	Votes for	Votes Withheld	Broker Non-Votes
Gregory Q. Brown	54,207,924	11,061,343	0
Michael E.W. Jackson	65,154,067	115,020	0
Kathleen M.H. Wallman	65,154,071	115,196	0

(2) To ratify the Company’s appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2002.

Votes For	63,601,858
Votes Against	1,651,462
Votes Abstaining	15,997
Broker Non-Votes	0

Item 5. Other Information.

On October 17, 2001, we announced that Michael L. Luetkemeyer was appointed to the position of Chief Financial Officer.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-k filed with the SEC on December 21, 2001.

3.2	Amended and Restated Bylaws of the Registrant. (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.15	Offer of employment as of October 1, 2001, by and between Michael L. Luetkemeyer and Micromuse Inc. *

*	Indicates management contracts.
(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

MICROMUSE INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2001.

MICROMUSE INC. (Registrant)

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/S/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer (Principal Financial Officer)