Form 10-Q
period 2002-03-31
MICROMUSE INC
filed 2002-05-14
CIK 1036425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 000-23783

MICROMUSE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3288385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒        No  ☐

74,702,134 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2002.

MICROMUSE INC.

PART 1—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$102,792	$138,581
Short-term investments	33,831	16,109
Billed receivables, net	28,019	31,067
Prepaid expenses and other current assets	11,630	15,656

Total current assets	176,272	201,413
Property and equipment, net	12,142	15,221
Long-term investments	52,020	20,891
Goodwill and other intangible assets, net	30,577	36,113

	$271,011	$273,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,007	$5,686
Accrued expenses	21,635	27,407
Income taxes payable	6,850	6,152
Deferred revenue	34,770	34,212

Total current liabilities	65,262	73,457
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 74,682 and 73,903 shares outstanding as of March 31, 2002 and September 30, 2001, respectively	747	739
Additional paid-in capital	193,263	187,755
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(2,300)	(1,317)
Retained earnings	16,696	15,661

Total stockholders’ equity	205,749	200,181

	$271,011	$273,638

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenues:
License	$24,639	$43,193	$47,855	$79,561
Maintenance and services	14,399	16,129	31,230	29,581

Total revenues	39,038	59,322	79,085	109,142

Cost of revenues:
License	1,506	2,381	3,101	4,449
Maintenance and services	4,605	7,011	9,813	12,239

Total cost of revenues	6,111	9,392	12,914	16,688

Gross profit	32,927	49,930	66,171	92,454

Operating expenses:
Sales and marketing	18,092	24,584	36,177	46,197
Research and development	8,060	9,009	15,630	16,975
General and administrative	4,079	4,922	9,017	9,109
Amortization of goodwill and other intangible assets	2,767	2,767	5,534	5,534
Executive recruiting costs	—	—	449	—

Total operating expenses	32,998	41,282	66,807	77,815

Income (loss) from operations	(71)	8,648	(636)	14,639
Other income, net	1,305	1,590	2,913	3,642

Income before income taxes	1,234	10,238	2,277	18,281
Income tax provision	815	3,277	1,242	5,851

Net income	$419	$6,961	$1,035	$12,430

Per share data:
Basic net income	$0.01	$0.10	$0.01	$0.17
Diluted net income	$0.01	$0.09	$0.01	$0.16
Weighted average shares used in computing:
Basic net income per share	74,429	72,061	74,233	71,468
Diluted net income per share	77,663	79,278	77,858	79,546

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$1,035	$12,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,054	8,333
Amortization of deferred employee compensation	—	28
Compensation expense related to issuance of warrant	170	—
Tax benefit related to exercise of stock options	634	1,120
Deferred income taxes	—	2,100
Changes in operating assets and liabilities:
Billed receivables, net	2,765	(9,911)
Prepaid expenses and other current assets	3,916	(1,815)
Accounts payable	(3,590)	(916)
Accrued expenses	(5,355)	12,617
Income taxes payable	699	2,568
Deferred revenue	771	11,657

Net cash provided by operating activities	11,099	38,211

Cash flows from investing activities:
Capital expenditures	(1,589)	(6,079)
Investment purchases, net	(48,864)	10,024

Cash provided by (used in) investing activities	(50,453)	3,945

Cash flows from financing activities:
Proceeds from issuance of common stock	4,712	18,960

Net cash provided by financing activities	4,712	18,960

Effects of exchange rate changes on cash and cash equivalents	(1,147)	10

Net increase (decrease) in cash and cash equivalents	(35,789)	61,126
Cash and cash equivalents at beginning of period	138,581	83,679

Cash and cash equivalents at end of period	$102,792	$144,605

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 21, 2001. The September 30, 2001, consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior amounts to conform to the current period presentation.

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

Cash Equivalents

The Company considers all highly liquid instruments with a maturity at purchase of three months or less to be cash equivalents.

Shareholders’ Equity and Stock Split

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

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Numerator for basic and diluted net income	$419	$6,961	$1,035	$12,430

Denominator for basic net income per share—weighted-average shares outstanding	74,429	72,061	74,233	71,468
Dilutive effect of:
Common stock options	3,180	7,217	3,571	8,078
Warrant	54	—	54	—

Denominator for diluted net income per share	77,663	79,278	77,858	79,546

As of March 31, 2002 and 2001, there were approximately 13.1 million and 12.8 million options outstanding, respectively.

Concentration of Revenues

One third-party distributor customer accounted for approximately 23% and 19% of revenues for the quarter and six months ended March 31, 2002, as compared to 12% and 11% in the same periods of the prior year. One end-user customer accounted for approximately 12% of revenues for the quarter ended March 31, 2002. No one end-user customer accounted for greater than 10% of revenues for the quarter and six months ended March 31, 2001.

Accounts Receivable

Accounts Receivable includes an allowance for doubtful accounts of $5.0 million and $4.2 million as of March 31, 2002 and September 30, 2001, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss for the quarter ended March 31, 2002 was $322,000 as compared to income of $51,000 for the quarter ended March 31, 2001. Other comprehensive loss for the six months ended March 31, 2002 and 2001, was $983,000 and $4,000 respectively.

Geographic and Segment Information

The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by certain geographic information for purposes of making operating decisions and

MICROMUSE INC.

assessing financial performance. Therefore, the Company operates as a single operating segment: service and business assurance software.

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenues:
United States	$19,202	$35,735	$41,479	$68,350
United Kingdom	3,808	8,496	8,628	17,264
International	16,028	15,091	28,978	23,528

Total	$39,038	$59,322	$79,085	$109,142

	March 31, 2002	September 30, 2001
Long-lived assets:
United States	$38,922	$46,395
International	3,797	4,939

Total	$42,719	$51,334

Recent Pronouncement

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Under SFAS No. 141, entities are required to account for all business combinations initiated after June 30, 2001 using one method, the purchase method. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the Company’s consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired rior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on October 1, 2002. Upon adoption, approximately $16.4 million of goodwill will no longer be amortized but will be tested annually for impairment.

MICROMUSE INC.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset’s, which is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. SFAS No. 144 supersedes certain provisions of APB Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) and supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt SFAS No. 144 on October 1, 2002 and does not expect that adoption will have a material effect on its consolidated financial position, results of operations, or cash flows.

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ending March 31, 2002 and it did not have an effect on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

Micromuse’s discussion and analysis of its financial condition and results of operations are based upon Micromuse’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Micromuse to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Micromuse evaluates its estimates, including, but not limited to, bad debts, product returns, warranty obligations, investments, intangible assets, income taxes, contingencies and litigation. Micromuse bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

MICROMUSE INC.

Micromuse believes the following are the critical accounting policies and estimates that are used in the preparation of its consolidated financial statements:

Revenue Recognition.    Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, and recognizes revenue using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met — (1) Persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. The Company evaluates each as follows:

—
Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidence by a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user.

—
Deliver has occurred: Delivery is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. In the case of arrangements with resellers and OEM’s, revenue is recognized upon sell-through. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end-user and sell-through shipping reports, usually identifying the “ship to” location.

—
Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

—
Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for professional services are recognized as the services are performed. Professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and do not require any significant modification or alteration.

Deferred revenue includes revenue not yet recognized as a result of deferred maintenance, professional services not yet rendered and license revenue deferred until all the requirements of SOP 97-2 are met.

Provision for Doubtful accounts.    Micromuse maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets.    The Company regularly performs reviews to determine if the carrying value of goodwill and other intangible assets are impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If management determines the existence of impairment, under the current policy, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management’s best estimates, using appropriate assumptions and projections at the time.

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets and executive recruiting costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
As a Percentage of Total Revenues:
Revenues:
License	63.1%	72.8%	60.5%	72.9%
Maintenance and services	36.9%	27.2%	39.5%	27.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	3.9%	4.0%	3.9%	4.1%
Maintenance and services	11.8%	11.8%	12.4%	11.2%

Total cost of revenues	15.7%	15.8%	16.3%	15.3%

Gross profit	84.3%	84.2%	83.7%	84.7%

Operating expenses:
Sales and marketing	46.3%	41.4%	45.7%	42.3%
Research and development	20.6%	15.2%	19.8%	15.6%
General and administrative	10.4%	8.3%	11.4%	8.3%
Amortization of goodwill and other intangible assets	7.1%	4.7%	7.0%	5.1%
Executive recruiting costs	0.0%	0.0%	0.6%	0.0%

Total operating expenses	84.5%	69.6%	84.5%	71.3%

Income (loss) from operations	(0.2%)	14.6%	(0.8%)	13.4%
Other income, net	3.3%	2.7%	3.7%	3.3%

Income before income taxes	3.2%	17.3%	2.9%	16.7%
Income tax provision	2.1%	5.5%	1.6%	5.3%

Net income	1.1%	11.8%	1.3%	11.4%

As a Percentage of Related Revenues:
Cost of license revenues	6.1%	5.5%	6.5%	5.6%
Cost of maintenance and services revenues	32.0%	43.5%	31.4%	41.4%

MICROMUSE INC.

Revenues.    Revenues decreased to $39.0 million and $79.1 million in the quarter and six months ended March 31, 2002, from $59.3 million and $109.1 million in the comparable periods of the prior year. License revenues decreased to $24.6 million and $47.9 million in the quarter and six months ended March 31, 2002, from $43.2 million and $79.6 million in the comparable periods of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Additionally, results for the six months were negatively impacted by the terrorist attacks in New York and Washington D.C. on September 11, 2001. Maintenance and services revenues were $14.4 million and $31.2 million in the quarter and six months ended March 31, 2002, as compared to $16.1 million and $29.6 million in the comparable periods of the prior year. The decrease in maintenance and services revenues in the quarter ended March 31, 2002, as compared to the prior year period was mainly a result of lower overall services revenue. The increase in maintenance and services revenues in the six months ended March 31, 2002, as compared to the prior year period was mainly a result of providing maintenance to a larger installed base of customers. License revenues as a percentage of total revenues were 63.1% and 60.5% and in the quarter and six months ended March 31, 2002, as compared to 72.8% and 72.9% in the comparable periods of the prior year.

Cost of Revenues.    The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 6.1% and 6.5% in the quarter and six months ended March 31, 2002, as compared to 5.5% and 5.6% in the comparable periods of the prior year. The increase was mainly due to a change in the mix of license revenue. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 32.0% and 31.4% in the quarter and six months ended March 31, 2002, from 43.5% and 41.4% in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues and economies of scale, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $18.1 million and $36.2 million in the quarter and six months ended March 31, 2002, from $24.6 million and $46.2 million in the comparable periods of the prior year. This decrease, which was primarily due to the related decrease in revenue, was offset by increased personnel costs associated with the expansion of the sales and technical services departments and increased facilities costs. Sales and marketing expenses as a percentage of total revenues increased to 46.3% and 45.7% in the quarter and six months ended March 31, 2002, from 41.4% and 42.3% in the comparable periods of the prior year.

Research and Development Expenses.    Research and development expenses decreased to $8.0 million and $15.6 million in the quarter and six months ended March 31, 2002, from $9.0 million and $17.0 million in the comparable periods of the prior year. The decrease was mainly due to a decrease in travel related expenditures. Research and development costs as a percentage of total revenues have increased to 20.6% and 19.8% in the quarter and six months ended March 31, 2002, as compared to 15.2% and 15.6% in the same periods of the prior year.

General and Administrative Expenses.    General and administrative expenses decreased to $4.1 million and $9.0 million in the quarter and six months ended March 31, 2002, from $4.9 million and $9.1 million in the comparable periods of the prior year. The decrease in the quarter ended March 31, 2002 as compared to the prior year period, was primarily due to lower bad debt expense and a decrease in personnel costs. The decrease in the six months ended March 31, 2002 as compared to the prior year

MICROMUSE INC.

period, was mainly due to a decrease in personnel costs but was offset by a bad debt reserve related to Global Crossing, which was recorded in the quarter ended December 31, 2001. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002. However, Global Crossing has continued to make payments in accordance with the terms of the agreement and management believes that the Company is adequately reserved at March 31, 2002 for this customer.

General and administrative expenses as a percentage of revenues have increased to 10.4% and 11.4% in the quarter and six months ended March 31, 2002, from 8.3% in the comparable periods of the prior year.

Amortization of Goodwill and Other Intangible Assets.    The charge of $2.8 million and $5.5 million in the quarter and six months ended March 31, 2002 and 2001, reflects the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years.

Executive Recruiting Costs.    The executive recruiting costs of $0.4 million in the six months ended March 31, 2002 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net.    Other income decreased to $1.3 million and $2.9 million in the quarter and six months ended March 31, 2002, from $1.6 million and $3.6 million in the comparable periods of the prior year. This net decrease was primarily due to the decline in interest rates over the past year.

Provision for Income Taxes.    Income taxes decreased to $0.8 million and $1.2 million in the quarter and six months ended March 31, 2002, as compared to $3.2 million and $5.8 million in the comparable periods of the prior year. The decrease was mainly due to the related decline in taxable income.

Liquidity and Capital Resources

As of March 31, 2002, we had $102.8 million in cash and cash equivalents and $85.9 million in marketable securities, as compared to $138.6 million in cash and cash equivalents and $37.0 million in marketable securities as of September 30, 2001. The net decrease in cash and cash equivalents in the six months ended March 31, 2002, was due primarily to the purchase of marketable securities, capital expenditures and the decrease in accounts payable and accrued expenses. These outflows of cash and cash equivalents were partially offset by net income adjusted for non-cash expenses, the decrease in billed receivables and prepaid expenses and other current assets, the proceeds from the issuance of common stock and the increase in deferred revenues.

As of March 31, 2002, the Company’s principal commitments consisted of obligations under operating leases.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

We have grown rapidly over the past few years, adding customers, personnel and expanding the scope and geographic area of our operations. Our growth has resulted in new and increased responsibilities for our management personnel and has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. As of March 31, 2002, we had 717 employees. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

Failure to improve our infrastructure may adversely affect our business.

We need to continue to implement and improve a variety of operational, financial and management information systems, procedures and controls. In particular, we need to continue to improve our accounting and financial reporting systems and to successfully manage an increasing number of relationships with customers, suppliers and employees. Further, we need to continue to develop our global financial and accounting system. Our business will be harmed if we are unable to recruit and retain key personnel, if our current and future executive officers do not operate effectively, both independently and as a group, or if we fail to implement improved operational, financial and management systems.

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

MICROMUSE INC.

We need to continue to develop and retain relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 53%, 42% and 34% of our total revenues in the six months ended March 31, 2002, fiscal 2001 and 2000, respectively. Our business will be harmed if we are not able to retain existing distributors or attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 76%, 79% and 82% of our total in the six months ended March 31, 2002, fiscal 2001 and 2000, respectively. In addition, these providers are the central focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a slowdown in the growth of, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although recent trends indicate that this growth and capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline

MICROMUSE INC.

in economic growth in local and international markets. Our business is highly dependent on the growth of the telecommunications industry and on continued capital spending by our customers in that industry. In the event of further significant slowdown in the growth or capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

Furthermore, the growth and development of the market for Internet-based services may prompt the introduction of new laws and regulations. Laws, which impose additional burdens on those companies that conduct business online, could decrease the expansion of the use of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business, which could result in a material adverse effect on the market price of our common stock.

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

MICROMUSE INC.

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

•	vendors of network and systems management frameworks including Computer Associates International, Inc.;

•	vendors of network and systems management applications including Hewlett-Packard Company and BMC Software, Inc;

•	providers of specific market applications; and

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

MICROMUSE INC.

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

MICROMUSE INC.

•	loss of key employees of acquired companies;

•	substantial transaction costs;

•	substantial liabilities or exposures in the acquired entity that were not known or accurately evaluated or forecast by us; and

•	substantial additional costs charged to operations as a result of the failure to consummate a potential acquisition.

Further, some of the products we acquire would require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders, the incurrence of debt and large one-time write-offs. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an

MICROMUSE INC.

impairment charge impacting our financial position. As of March 31, 2002, we had approximately $30.6 million of goodwill and other intangible assets, which were primarily related to the acquisitions of CAN in December 1999 and NetOps in July 2000. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. However, if for example the demand for the products and services underlying this goodwill decreases as a result of the general economic slowdown or other causes and, as a result, the estimated future undiscounted net cash flows from the acquired businesses are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill and recognize asset impairment charges in the quarter in which that impairment is determined. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2002, we had approximately 74.7 million shares of common stock outstanding, excluding approximately 13.1 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers’ spending, our business and results of operations could be materially and adversely affected. We are

MICROMUSE INC.

unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors” more likely to occur.

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

On January 1, 2002, various European countries replaced their national currencies with a new single currency known as the Euro. Issues we are reviewing as a result of the Euro include updating information technology systems, assessing currency risk, reviewing licensing agreements and contracts for currency issues, and processing tax and accounting records. Although we have experienced no adverse effect on our financial conditions or results of operations since its introduction and do not currently expect a material adverse effect, we cannot assure that issues relating to the Euro will not harm our business.

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

MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2002, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 3.1%.

MICROMUSE

Part II—OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

The voting results and related information from our annual meeting held on January 31, 2002, were reported in Item 4 of our Quarterly Report on Form 10-Q filed with the SEC on February 13, 2002, which item is incorporated herein by this reference.

Item 5. Other Information.

Not applicable.

MICROMUSE

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2002.

MICROMUSE INC. (Registrant)

By:	/s/ GREGORY Q. BROWN
Gregory Q. Brown Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer (Principal Financial Officer)