Form 10-Q
period 2002-06-30
MICROMUSE INC
filed 2002-08-14
CIK 1036425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒     No  ☐

74,737,662 shares of Common Stock, $0.01 par value, were outstanding as of July 31, 2002.

MICROMUSE INC.

Part I – FINANCIAL INFORMATION
      Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS
	June 30,	September 30,
	2002	2001

Current assets:
Cash and cash equivalents	$110,672	$138,581
Short-term investments	35,702	16,109
Billed receivables, net	23,175	31,067
Prepaid expenses and other current assets	10,306	15,656

Total current assets	179,855	201,413

Property and equipment, net	11,025	15,221
Long-term investments	47,982	20,891
Goodwill and other intangible assets, net	27,809	36,113

	$266,671	$273,638

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,265	$5,686
Accrued expenses	15,891	27,407
Income taxes payable	6,153	6,152
Deferred revenue	38,872	34,212

Total current liabilities	62,181	73,457

Stockholders' equity
Preferred stock; $0.01 par value; 5,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.01 par value; 200,000 shares authorized;
74,730 and 73,903 shares outstanding as of June 30,
2002 and September 30, 2001, respectively	747	739
Additional paid–in capital	192,862	187,755
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(2,179)	(1,317)
Retained earnings	15,717	15,661

Total stockholders' equity	204,490	200,181

	$266,671	$273,638

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	$20,077	$46,412	$67,932	$125,973
Maintenance and services	14,957	16,923	46,187	46,504

Total revenues	35,034	63,335	114,119	172,477

Cost of revenues:
License	1,568	2,559	4,669	7,008
Maintenance and services	4,124	7,299	13,937	19,538

Total cost of revenues	5,692	9,858	18,606	26,546

Gross profit	29,342	53,477	95,513	145,931

Operating expenses:
Sales and marketing	17,863	25,970	54,040	72,167
Research and development	8,263	9,257	23,893	26,232
General and administrative	4,093	5,836	13,110	14,945
Amortization of goodwill and other intangible assets	2,767	2,767	8,301	8,301
Executive recruiting costs	-	-	449	-

Total operating expenses	32,986	43,830	99,793	121,645

Income (loss) from operations	(3,644)	9,647	(4,280)	24,286

Other income, net	1,452	1,916	4,365	5,558

Income (loss) before income taxes	(2,192)	11,563	85	29,844
Income tax provision (benefit)	(1,213)	3,700	29	9,551

Net income (loss)	$(979)	$7,863	$56	$20,293

Per share data:
Basic net income (loss)	$(0.01)	$0.11	$0.00	$0.28
Diluted net income (loss)	$(0.01)	$0.10	$0.00	$0.25

Weighted average shares used in computing:
Basic net income (loss) per share	74,711	73,199	74,390	72,082
Diluted net income (loss) per share	74,711	78,459	77,498	80,657

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$56	$20,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,089	13,032
Amortization of deferred employee compensation	-	42
Compensation expense related to issuance of warrant	170	-
Tax benefit related to exercise of stock options	56	2,728
Deferred income taxes	-	2,100
Changes in operating assets and liabilities:
Billed receivables, net	8,207	(16,170)
Prepaid expenses and other current assets	5,550	(3,086)
Accounts payable	(4,430)	1,802
Accrued expenses	(11,628)	16,182
Income taxes payable	(13)	4,601
Deferred revenue	4,226	11,830

Net cash provided by operating activities	17,283	53,354

Cash flows from investing activities:
Capital expenditures	(2,450)	(9,455)
Investment purchases, net	(46,685)	(32,211)

Cash used in investing activities	(49,135)	(41,666)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,888	24,388

Net cash provided by financing activities	4,888	24,388

Effects of exchange rate changes on cash and cash equivalents	(945)	(140)

Net increase (decrease) in cash and cash equivalents	(27,909)	35,936
Cash and cash equivalents at beginning of period	138,581	83,679

Cash and cash equivalents at end of period	$ 110,672	$119,615

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

MICROMUSE INC.

Per Share Data
Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of net loss per share for the three months ended June 30, 2002, was a warrant to acquire 54,321 shares of common stock at $5.42 per share, and options to acquire approximately 12.6 million shares of common stock, with a weighted average exercise price of $23.18 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator for basic and diluted net income (loss)	$(979)	$7,863	$56	$20,293

Denominator for basic net income (loss) per share – weighted-average shares outstanding	74,711	73,199	74,390	72,082
Dilutive effect of:
Common stock options	-	5,260	3,054	8,575
Warrant	-	-	54	-

Denominator for diluted net income per share	74,711	78,459	77,498	80,657

As of June 30, 2002 and 2001, there were approximately 12.6 million and 12.0 million options outstanding, respectively.

Concentration of Revenues
One third-party distributor customer accounted for 13% of revenue for the quarter ended June 30, 2002. Another third-party distributor accounted for approximately 16% and 13% of revenues for the nine months ended June 30, 2002 and 2001, respectively, and 17% of revenues for the quarter ended June 30, 2001. One end-user customer accounted for approximately 22% of revenues for the quarter ended June 30, 2002, and another end-user customer accounted for 19% of revenues for the quarter ended June 30, 2001. No one end-user customer accounted for greater than 10% of revenues for the nine months ended June 30, 2002 and 2001.

Accounts Receivable
Accounts Receivable includes an allowance for doubtful accounts of $4.2 million as of June 30, 2002 and September 30, 2001.

Accumulated Other Comprehensive Loss
The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income for the quarter ended June 30, 2002 and 2001, was $121,000 and $84,000, respectively. Other comprehensive loss for the nine months ended June 30, 2002 was $862,000 as compared to income of $80,000 for the nine months ended June 30, 2001.

MICROMUSE INC.

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
United States	$17,473	$39,203	$58,952	$107,553
United Kingdom	2,578	13,999	11,206	45,262
International	14,983	10,133	43,961	19,662

Total	$35,034	$63,335	$114,119	$172,447

	June 30,	September 30,
	2002	2001

Long - lived assets:
United States	$ 34,824	$46,395
International	4,010	4,939

Total	$ 38,834	$51,334

Subsequent Events
On June 19, 2002, the Company commenced a cash tender offer to acquire all of the issued and to be issued share capital of RiverSoft plc for Stg £0.1775 per share ($0.275 per share), (the “Offer”). The Offer values the entire issued share capital of RiverSoft at approximately Stg £43.3 ($67.1) million. On July 24, 2002, the Company announced the first closing date of the recommended cash offer, in which valid acceptances of the Offer had been received in respect of 221,746,021 RiverSoft shares, representing in aggregate approximately 90.8% of RiverSoft's total issued share capital. On August 6, 2002, the Company paid cash consideration of Stg £41.4 ($64.2) million to shareholders who had accepted the offer in exchange for their issued shares. The Company has also issued formal notices under section 429 of the Companies Act 1985 (U.K.) to acquire compulsorily all those RiverSoft ordinary shares in respect of which valid acceptances have not been received.

On July 25, 2002, Micromuse agreed to a partial termination of a contract that was recorded as revenue in the quarter ended June 30, 2002, in accordance with Statement of Position 97-2, Software Revenue Recognition. The contract did not have a termination provision and at June 30, 2002, the fee was fixed and determinable. As a result, approximately $2.5 million will be accounted for as a negative adjustment to revenue in the quarter ended September 30, 2002.

MICROMUSE INC.

Recent Pronouncements
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

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ending March 31, 2002 and it did not have an effect on the Company’s financial position and results of operations.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, revenue recognition, bad debts, warranty obligations, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

MICROMUSE INC.

We believe the following are the critical accounting policies and estimates that are used in the preparation of its consolidated financial statements:

Revenue Recognition. Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, and recognize revenue using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met - (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

-	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidence by a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user.

-	Delivery has occurred: Delivery is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. In the case of arrangements with resellers and OEM’s, revenue is recognized upon sell-through. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end-user and sell-through shipping reports, usually identifying the “ship to” location.

-	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

-	Collection is probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments

MICROMUSE INC.

become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Provision for Doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, the our historical write-offs, the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets. We regularly perform reviews to determine if the carrying value of goodwill and other intangible assets are impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If management determines an indicator of impairment, under the current policy, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management’s best estimates, using appropriate assumptions and projections at the time.

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

MICROMUSE INC.

Results of Operations
The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended			Nine months ended
	June 30,			June 30,
As a Percentage of Total Revenues:	2002		2001	2002		2001

Revenues:
License	57.3%		73.3%	59.5%		73.0%
Maintenance and services	42.7%		26.7%	40.5%		27.0%

Total revenues	100.0%		100.0%	100.0%		100.0%

Cost of revenues:
License	4.5%		4.0%	4.1%		4.1%
Maintenance and services	11.7%		11.6%	12.2%		11.3%

Total cost of revenues	16.2%		15.6%	16.3%		15.4%

Gross profit	83.8%		84.4%	83.7%		84.6%

Operating expenses:
Sales and marketing	51.0%		41.0%	47.4%		41.8%
Research and development	23.6%		14.6%	20.9%		15.2%
General and administrative	11.7%		9.2%	11.5%		8.7%
Amortization of goodwill and other intangible assets	7.9%		4.4%	7.3%		4.8%
Executive recruiting costs	0.0%		0.0%	0.4%		0.0%

Total operating expenses	94.2%		69.2%	87.5%		70.5%

Income (loss) from operations	(10.4%	)	15.2%	(3.8%	)	14.1%

Other income, net	4.1%		3.0%	3.8%		3.2%

Income before income taxes	(6.3%	)	18.2%	0.0%		17.3%
Income tax provision	(3.5%	)	5.8%	0.0%		5.5%

Net income	(2.8%	)	12.4%	0.0%		11.8%

As a Percentage of Related Revenues:

Cost of license revenues	7.8%		5.5%	6.9%		5.6%
Cost of maintenance and services revenues	27.6%		43.1%	30.2%		42.0%

MICROMUSE INC.

Revenues. Revenues decreased to $35.0 million and $114.1 million in the quarter and nine months ended June 30, 2002, from $63.3 million and $172.5 million in the comparable periods of the prior year. License revenues decreased to $20.1 million and $67.9 million in the quarter and nine months ended June 30, 2002, from $46.4 million and $126.0 million in the comparable periods of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Maintenance and services revenues were $15.0 million and $46.2 million in the quarter and nine months ended June 30, 2002, as compared to $16.9 million and $46.5 million in the comparable periods of the prior year. The decrease in maintenance and services revenues was mainly a result of lower overall services revenue. License revenues as a percentage of total revenues were 57.3% and 59.5% in the quarter and nine months ended June 30, 2002, as compared to 73.3% and 73.0% in the comparable periods of the prior year.

On July 25, 2002, Micromuse agreed to a partial termination of a contract that was recorded as revenue in the quarter ended June 30, 2002, in accordance with Statement of Position 97-2, Software Revenue Recognition. The contract did not have a termination provision and at June 30, 2002, the fee was fixed and determinable. As a result, approximately $2.5 million will be accounted for as a negative adjustment to revenue in the quarter ended September 30, 2002.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 7.8% and 6.9% in the quarter and nine months ended June 30, 2002, as compared to 5.5% and 5.6% in the comparable periods of the prior year. The increase was mainly due to a change in the mix of license revenue and the effect of the amortization of a time based royalty on decreased license revenue. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 27.6% and 30.2% in the quarter and nine months ended June 30, 2002, from 43.1% and 42.0% in the comparable periods of the prior year. This improvement, which was principally due to a proportionally greater percentage of higher-margin maintenance revenues and economies of scale, was partially offset by increased personnel, facilities, and travel costs associated with expanding the customer support and technical service organizations.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $17.9 million and $54.0 million in the quarter and nine months ended June 30, 2002, from $26.0 million and $72.2 million in the comparable periods of the prior year. This decrease was primarily due to the related decrease in revenueand a decrease in personnel related costs as a result of lower headcount and travel expenditure.. Sales and marketing expenses as a percentage of total revenues increased to 51.0% and 47.4% in the quarter and nine months ended June 30, 2002, from 41.0% and 41.8% in the comparable periods of the prior year.

Research and Development Expenses. Research and development expenses decreased to $8.3 million and $23.9 million in the quarter and nine months ended June 30, 2002, from $9.3 million and $26.2 million in the comparable periods of the prior year. The decrease was mainly due to decreases in headcount and travel related expenditures. Research and development costs as a percentage of total revenues have increased to 23.6% and 20.9% in the quarter and nine months ended June 30, 2002, as compared to 14.6% and 15.2% in the same periods of the prior year.

General and Administrative Expenses. General and administrative expenses decreased to $4.1 million and $13.1 million in the quarter and nine months ended June 30, 2002, from $5.8 million and $14.9 million in the comparable periods of the prior year. The decrease in the quarter ended June 30, 2002 as

MICROMUSE INC.

compared to the prior year period, was primarily due to a decrease in headcount. . The decrease in the nine months ended June 30, 2002 as compared to the prior year period, was mainly due to a decrease in headcount but was offset by a bad debt reserve related to Global Crossing, which was recorded in the quarter ended December 31, 2001. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002. However, Global Crossing has continued to make payments in accordance with the terms of the agreement and management believes that the Company is adequately reserved at June 30, 2002 for this customer. As of the date of this filing, the Company had an immaterial exposure to this customer.

General and administrative expenses as a percentage of revenues have increased to 11.7% and 11.5% in the quarter and nine months ended June 30, 2002, from 9.2% and 8.7% in the comparable periods of the prior year.

Amortization of Goodwill and Other Intangible Assets. The charge of $2.8 million and $8.3 million in the quarter and nine months ended June 30, 2002 and 2001, reflects the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years.

Executive Recruiting Costs. The executive recruiting costs of $0.4 million in the nine months ended June 30, 2002 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net. Other income decreased to $1.5 million and $4.4 million in the quarter and nine months ended June 30, 2002, from $1.9 million and $5.6 million in the comparable periods of the prior year. This net decrease was primarily due to the decline in interest rates over the past year.

Provision for Income Taxes. Income taxes showed a benefit of $1.2 million and a charge of $0.0 million in the quarter and nine months ended June 30, 2002, as compared to $3.7 million and $9.6 million in the comparable periods of the prior year. The overall decrease was mainly due to the related decline in taxable income. The benefit in the quarter reflects lower earnings for the period as compared to original annual projections.

Liquidity and Capital Resources
As of June 30, 2002, we had $110.7 million in cash and cash equivalents and $83.7 million in marketable securities, as compared to $138.6 million in cash and cash equivalents and $37.0 million in marketable securities as of September 30, 2001. The net decrease in cash and cash equivalents in the nine months ended June 30, 2002, was due primarily to the purchase of marketable securities, capital expenditures and the decrease in accounts payable and accrued expenses. These outflows of cash and cash equivalents were partially offset by net income adjusted for non-cash expenses, the decrease in billed receivables and prepaid expenses and other current assets, the proceeds from the issuance of common stock and the increase in deferred revenues.

As of June 30, 2002, the Company’s principal commitments consisted of obligations under operating leases.

We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in

MICROMUSE INC.

additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. In the fourth quarter of fiscal 2002, we will pay consideration of approximately $67.1 million for the entire issued share capital of RiverSoft plc – see “Subsequent Events” in Notes to Condensed Consolidated Financial Statements. However, as part of the assets assumed in the acquisition, the Company expects to receive approximately $64 million in cash.

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

Our operating results may vary as a result of the current economic slowdown

We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We have recently experienced increased instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales. Also we have recently experienced a partial termination of an order from an existing telco customer, that will negatively impact revenue in the quarter ended September 30, 2002 - See “Subsequent Events” in Notes to Condensed Consolidated Financial Statements. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly results.

Because we have a limited operating history in a dynamic market, it is difficult to predict our future operating results.

Because we operate in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. Although, we first shipped our Netcool/OMNIbus product in January of 1995, our limited operating history and rapidly changing product development, installation, maintenance and market dynamics make the prediction of future results of operations difficult. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies, particularly companies in the competitive software industry. We intend to increase our operating expenses to develop new distribution channels, increase our sales and marketing efforts, implement and improve operational, financial and management information systems, broaden technical services and customer

MICROMUSE INC.

support capabilities, fund higher levels of research and development and expand administrative resources in anticipation of future growth. Our operating results will be harmed if these increased expenditures do not result in increased revenues and profitability.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. As of June 30, 2002, we had 664 employees. However, given the uncertainties discussed in this Risk Factors section, failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results. In July 2002, the Company announced continued plans to further reduce the workforce.

We need to continue to expand and improve the productivity of our sales force and our technical services and customer support organization.

Our success has always depended in large part on our ability to attract and retain highly skilled sales and technical personnel. In spite of the economic slowdown, competition for these personnel is intense. Sales personnel are in high demand and are difficult to attract and retain and require nine months, or longer, to become fully productive. Further, because of the expansion of the installed base of our products, the demands on our technical services and customer support resources have grown rapidly. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly sales and technical personnel, could make it difficult to meet key objectives, such as timely product introductions.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop and retain relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 49%, 42% and 34% of our total revenues in the nine months ended June 30, 2002, fiscal 2001 and 2000, respectively. Our business will be harmed if we are not able to retain existing distributors or attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success

MICROMUSE INC.

in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, and the size of this market is unproven.

The market for our products is in an early stage of development or is developed but not highly penetrated. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level agreements has increased the demand for fault and service level management software products, the awareness of and the need for such products is a recent development. Therefore, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers have accounted for approximately 77%, 79% and 82% of our total revenues in the nine months ended June 30, 2002, fiscal 2001 and 2000, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services, such as network management outsourcing, or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

A significant portion of our revenues comes from telecommunications carriers, Internet service providers and other customers that rely upon or are driven by the Internet. As a result, our future results

MICROMUSE INC.

of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. Our business could be harmed if this growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines. Recent data and reports indicate that both the growth of significant portions of the Internet and technological innovations have slowed. If these trends continue, they will have an adverse impact on our business.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. For example, on December 28, 1999 we completed the acquisition of Calvin Alexander Networking, Inc., a developer of network auto-discovery software. On July 18, 2000, the Company completed the acquisition of NetOps Corporation, a developer of network diagnostic software. In June 2002, Micromuse commenced a cash offer for RiverSoft plc. - See “Subsequent Events” in Notes to Condensed Financial Statements. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Geographic and Segment Information” in Notes to Condensed Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

Our international operations and revenues involve a number of other inherent risks, including:

•	longer receivables collection periods and greater difficulty in accounts receivable collection;

MICROMUSE INC.

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

MICROMUSE INC.

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

Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations has experienced substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we target certain market segments. Therefore, any economic downturns in general or in the targeted segments in particular would harm our business.

Our goodwill and other intangible assets may become impaired.

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of June 30, 2002, we had approximately $27.8 million of goodwill and other intangible assets, which were primarily related to the acquisitions of CAN in December 1999 and NetOps in July 2000. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. However, if for example the demand for the products and services underlying this goodwill decreases as a result of the general economic slowdown or other causes and, as a result, the estimated future undiscounted net cash flows from the acquired businesses are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill and recognize asset impairment charges in the quarter in which that impairment is determined. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

MICROMUSE INC.

Future sales of our common stock may affect the market price of our common stock.

As of June 30, 2002, we had approximately 74.7 million shares of common stock outstanding, excluding approximately 12.6 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

MICROMUSE INC.

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

MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2002, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 3.3%.

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

Item 5.        Other Information.

Not applicable.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a)  Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse on June 19, 2002 and June 25, 2002, to report the commencement of a cash tender to acquire all of the issued shared capital of RiverSoft plc.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse on July 24, 2002, to report valid acceptance of the offer by RiverSoft plc shareholders representing approximately 90.8% of total issued share capital.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse on July 30, 2002, giving formal notices under Section 429 of the Companies Act 1985 (UK) to acquire compulsorily all those RiverSoft plc shares in respect of which valid acceptances have not been received.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

MICROMUSE INC. (Registrant)

By: /s/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer (Duly Authorized Officer)

By: /s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)