Form 10-K
period 2002-09-30
MICROMUSE INC
filed 2002-12-23
CIK 1036425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock, $.01 par value, held by non-affiliates of the Registrant on March 28, 2002 was approximately $650 million. As of November 30, 2002, there were 74,863,966 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2002 annual meeting of stockholders scheduled to be held in San Francisco, California on Friday, January 31, 2003, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this report.

MICROMUSE INC.

PART I

This document contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition and risks identified in the Company’s Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located at the end of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Item 1.    Business

Micromuse develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable service and business assurance—the effective monitoring of the status of multiple devices and elements underlying an Information Technology (IT) service delivery infrastructure, to help provide the continuous availability of IT-based services and businesses. The Micromuse Netcool® product suite collects, normalizes and consolidates high volumes of event information from heterogeneous network management environments into an active database that de-duplicates and correlates the resulting data in real-time. It then rapidly distributes graphical views of the information to operators and administrators responsible for monitoring service levels. Netcool’s unique architecture allows for the rapid, programmerless association of devices and specific attributes of those devices to the business services they impact. This readily enables network operations teams to create and modify their service views during systems operations to monitor particular business services, rapidly identify which users are affected by which network faults, pinpoint sources of network problems, automate operator responses, facilitate problem resolution and report on the results.

We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. For example, we currently have distribution agreements with Cisco Systems, Ericsson Data Services, Nortel, Alcatel, and Sun Microsystems. As of September 30, 2002, we had licensed our software to more than 1,400 customers operating in and serving a variety of industries. Micromuse customers include AT&T, BT, Cable & Wireless, Charles Schwab, Deutsche Telekom, Digex, EarthLink, GE Appliances, ITC^DeltaCom, J.P. Morgan Chase, T-Mobile, and Verizon.

Micromuse operates as a single operating segment, and further geographic and segment information is included in Note 7 “Geographic and Segment Information” of the Notes to Consolidated Financial Statements included in this Form 10-K. Micromuse was founded in 1989 in London, England, and in 1997 reorganized as a Delaware corporation and re-located its headquarters to San Francisco, California. The Micromuse website is www.micromuse.com.

Recent Events

On December 13, 2002, the Company announced that Gregory Q. Brown is resigning as Chairman and Chief Executive Officer effective December 31, 2002, to assume a position as Executive Vice President of Motorola, Inc. and President and CEO of Motorola’s Communications, Government and Industrial Solutions Sector. He will retain his seat on the Micromuse Board of Directors. Director David C. Schwab has been appointed Chairman of the Board of Directors. Michael L. Luetkemeyer, Senior Vice President and Chief Financial Officer, has been appointed Chief Executive Officer of Micromuse on an interim basis effective January 1, 2003, and will retain his responsibilities as Chief Financial Officer.

On October 29, 2002, the Company announced plans to reduce headcount by approximately 18% during the first quarter of fiscal 2003, from a base of 660 employees as of September 30, 2002. On September 30, 2002, Katrinka McCallum resigned her position as Executive Vice President and Chief Operating Officer.

On August 6, 2002, the Company completed the acquisition of RiverSoft plc (“RiverSoft”), a publicly held developer of flexible object modeling and root cause analysis technology. Under the terms of the acquisition agreement, the Company paid cash for all the issued share capital and options of RiverSoft and incurred professional fees in relation to the acquisition for a total of approximately $72.4 million.

Products and Technology

Micromuse provides a suite of software products that enables service and business assurance for enterprises and service providers. Our Netcool solutions include the flagship Netcool/OMNIbus™ application, which collects, consolidates, de-duplicates and correlates information from more than 300 network management platforms and devices and presents realtime user-configurable views of faults, network, service and business status. The application allows network operations personnel to react to problems in the network infrastructure before they cause outages in service availability and/or to identify outages and their probable causes. These capabilities enable network managers to improve the reliability and functionality of their networks, thereby enhancing operating efficiencies, productivity and profitability of network operators and users. The components of Netcool/OMNIbus are described in the section entitled “Netcool/OMNIbus Components.”

Micromuse also provides enhanced applications that work in conjunction with the Netcool/OMNIbus application. These include the Netcool/Service Monitors™ suite, the Netcool/Reporter™ application, the Netcool/Impact™ application, the Netcool/Visionary™ application, the Netcool/Precision™ application and the Netcool/Service Level Agreement Management (SLAM)™ application.

The Netcool/Service Monitors suite not only manages network and system devices, but also looks at service and application availability from the customer’s perspective. Collectively, the suite monitors the real-time availability, throughput, latency rates, utilization levels, and other key performance metrics for: internet-based services and protocols; wireless services and applications; mainframe and distributed server environments; and data equipment including switches, routers, and hubs. Netcool/ Service Monitors can be configured to measure performance against pre-defined thresholds, allowing operators to ensure compliance with service-level agreements.

The Netcool/Reporter™ application takes Netcool/OMNIbus data and provides historical reports on events occurring within a network infrastructure.

The Netcool/Impact application facilitates policy-based management and helps determine how Netcool/OMNIbus-collected faults will impact the availability of services.

The Netcool/Visionary application facilitates network problem diagnosis.

The Netcool/Precision application provides infrastructure inventory, discovery and topology data, and relays realtime information about the underlying sources of connectivity-based failures.

The Netcool/SLAM application allows users to define, model and monitor end-to-end services. Furthermore, Netcool/SLAM monitors adhere to defined service-level thresholds, providing warnings when thresholds are about to be breached as well as measuring the length of periods of non-compliance.

In addition, the Netcool suite includes a series of software “solutions” targeted to specific customer environments. These solutions include:

•	Netcool for Voice Networks™

•	Netcool for Security Management™

•	Netcool for Enterprise Management™

Netcool/OMNIbus Components

Netcool/OMNIbus is based on an open, client/server architecture. It consists of four primary components: the Netcool ObjectServer™, which is at the heart of the architecture; Netcool Probes & Gateways™; Netcool Desktops™; and Netcool Webtop™.

Netcool Probes collect fault information from network element management systems, network devices, computing systems, applications or legacy systems. Netcool Probes then normalize and consolidate this data into the Netcool ObjectServer, a high-speed, memory-resident database, optimized for realtime fault monitoring and building views of network status and service availability. By manipulating the data in the Netcool ObjectServer, Netcool Desktop and Webtop users can access customized views of event data to monitor segments of the infrastructure as well as services that span the entire infrastructure. Netcool Gateways permit data to be shared between multiple ObjectServers for load balancing or fail-over facilities, exported to common relational database management systems (Oracle, Sybase, etc.) for historical service level views, or integrated with other applications such as helpdesk applications (Remedy, Clarify, etc.).

Netcool ObjectServer™

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

Netcool Probes™

Netcool Probes are passive supersets of software code that collect network event data (including messaged network data such as faults, alerts, and traps) from elements on the network or from domain-based network management systems. These Probes can collect information from management platforms (e.g. HP OpenView and Aprisma Spectrum), specific devices (e.g. switches, routers, hubs, LANS/WANS, signaling systems and optical networks) and standard protocols (e.g. screen-oriented ASCII character streams, application log files (i.e. Syslog) TL1, SNMP, and most other standard methods of management information provision). Netcool Probes recognize Management Information Base (MIB) information from leading vendors, including Cisco, Ericsson, Nortel, Alcatel, Lucent, Siemens, Marconi and many others. They use rules and lookup tables to categorize and add information to events. As a result, network data collected by the Netcool Probes is normalized into a common alert format and then passed to the Netcool ObjectServer.

Netcool Gateways

Netcool Gateways are interfaces to third-party applications that allow sharing of Netcool event data. For example, Netcool ObjectServer data can be exported through Netcool Gateways to relational databases for historical analysis and reporting, or to trouble-ticketing packages for automated ticket generation. In addition, multiple Netcool ObjectServers can share data using a Netcool Gateway to offer customers load-balancing and failover facilities.

Netcool Desktop

The Netcool Desktop is an integrated suite of software tools designed for use by operators and administrators to create filters, customize views of network event data, monitor several services simultaneously, and automatically resolve service problems. Network operators can quickly build filters by responding to simple onscreen queries about user preferences. Operators can also associate events with services through the use of simple “drag-and-drop” technology that automatically creates the Boolean logic and software query language required to retrieve the data from the Netcool ObjectServer. In this way, non-programmers can manipulate the data in the Netcool ObjectServer to custom-design views of event data. In addition, each operator can use Netcool Desktops to resolve element problems directly or automate responses to common network problems when critical thresholds are reached.

Operators can use Netcool Desktops to monitor services through Netcool EventLists™, Netcool EventList dashboards summary or Netcool maps. The Netcool EventList presents a configurable spreadsheet-like view of the de-duplicated faults and acts as the primary interface through which operators access problem resolution tools. The Netcool EventList dashboard summary depicts a concise view of the EventLists for several services while the Netcool map provides a graphical view of the network or services that depend upon it. Administrators can use Desktops to configure the Netcool ObjectServer and the operator’s Netcool Desktop environment. Netcool Desktops run on multiple platforms, including Web Browsers, UNIX/ Motif, and Microsoft Windows NT.

Netcool Webtop

The Netcool Webtop is a highly functional, web-enabled version of Netcool Desktop. The Netcool Webtop allows Netcool event and service views to be disseminated to wide, remote and distributed audiences via the internet. After gaining password-protected access to a Netcool Webtop, users can interact with the event data contained within a Netcool ObjectServer in virtually the same way that they would through a proprietary desktop client.

Sales and Marketing

We market our software and services primarily through our direct sales organization with American offices in Chicago, Dallas, New York, San Francisco, and McLean, Virginia; and international offices in Australia, Austria, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Poland, Singapore, Spain, the United Arab Emirates, and the United Kingdom, among other locations. Additionally, we have a growing channel consisting of OEMs, value-added resellers and systems integrators.

Typically, the sales process will include an initial sales presentation, a product demonstration, at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process can take up to nine months, although we have experienced longer and less predictable cycles. Companies often start with a moderate deployment of certain Netcool software components, and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who generally purchase additional software as their networks expand, or as additional sites within a customer learn of the services provided by, and the benefits of, Netcool.

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

If we are to achieve significant revenue growth in the future, we must successfully train and retain our existing sales force and recruit additional premier sales personnel, if needed, and increase their productivity.

Competition for such individuals is intense, and there can be no assurance that we will be able to either retain and adequately train our current sales force or attract qualified sales personnel in the future. If we are unable to retain, train or hire such people and make them productive on a timely basis, our business, operating results or financial condition would be adversely affected.

To achieve significant growth in revenues in the future we must continue to expand and improve the performance of our network of distribution partners. Our network of distribution partners currently includes VARs, systems integrators and OEM partners, such as Cisco Systems, Ericsson Data Services, Nortel, Alcatel and Sun Microsystems. These partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of the our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain VARs, systems integrators and OEMs or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See “Risk Factors—We need to continue to expand our distribution channels and retain our existing third-party distributors.”

In part, because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software outside of the United States (i.e., “international sales”) have historically comprised a significant portion of our total revenue. International sales accounted for 49%, 39% and 36% of total revenues in fiscal 2002, 2001 and 2000, respectively. A majority of these international sales were made to customers in the United Kingdom and Continental Europe. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See “Risk Factors—Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.”

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

Our expansion of the customer base of Netcool has increased the demands on our technical services organization. Competition for qualified technical personnel is intense. There can be no assurance that the current resources in our technical services organization will be sufficient to manage any future growth in our business. The failure to align our technical services organization at least commensurate with the expansion in the installed base of Netcool products would have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—We depend on our key personnel, and the loss of any of our key personnel could harm our business.”

Customer Support

The customer support organization is responsible for providing ongoing technical support for our customers after implementation of the product and for training the next generation of our software engineers and technical services personnel. Based on feedback by customers, we believe that the quality and responsiveness of our customer support organization provides us with a significant competitive advantage.

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

Research and Development

We believe that our future success depends in large part on our ability to continue to enhance existing products and develop new products that maintain technological and operational competitiveness and leadership and deliver a rapid ROI to our customers. We have historically developed and expect to continue to develop our products in conjunction with our existing and potential customers. Extensive product development input is obtained through customers, through our monitoring of end-user needs and changes in the marketplace and through partnerships with leading research institutes.

Our research and development organization spans the United States and United Kingdom, and includes team members who have joined Micromuse through our acquisitions of Calvin Alexander Networking, NetOps, and RiverSoft plc. Research and development teams are organized around specific products and product families. These teams work closely with customers, product managers, technical service engineers, and salespeople to ensure that product specifications and enhancements are aligned to market requirements.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development, exclusive of purchased research and development costs, for fiscal 2002, 2001 and 2000 were $32.9 million, $33.8 million and $19.1 million, respectively. To date, our development efforts have not resulted in any capitalized software development costs.

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction or announcement of products by the Company or our competitors embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition will be materially adversely affected. See “Risk Factors—Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete” and “Our products operate on third-party software platforms, and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers.” In addition, software products as complex as ours may contain defects or failures when introduced or when new versions or enhancements are released. See “Risk Factors—If we ship products that contain defects, the market acceptance or our products and our reputation will be harmed, and our customers could seek to recover their damages from us.”

Competition

As noted above, our products are designed for use in the evolving business and service assurance and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the SLM (Service Level Management) and enterprise network management markets and generally fall within the following five categories: (i) customer’s internal design and development organizations that produce “homegrown” SLM and network management applications for their particular needs; (ii) vendors who provide enterprise network and systems management frameworks including Computer Associates International, Inc. (“CA”) and BMC Software, Inc; (iii) vendors who provide service provider network and systems management frameworks including Agilent and TTI; and (iv) vendors who provide niche management applications, such as Managed Objects and SMARTS. In the future, as we enter new markets, we expect that such markets may have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions, reduced gross margins and/or loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

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

Many of our current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Existing competitors could also increase their market share by bundling products having management functionality offered by our products with their current applications. Moreover, our current and potential competitors may increase their share of the service and business assurance market through strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by our products, which could render our products obsolete and unmarketable. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results or financial condition.

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

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in our product shipments until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—Our efforts to protect our intellectual property may not be adequate, or a third-party could claim that we are infringing its proprietary rights” and “We rely on software that we have licensed from third-party developers to perform key functions in our products.”

Employees

As of September 30, 2002, we had 660 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. On October 29, 2002, the Company announced plans to reduce headcount by approximately 18% during the first quarter of fiscal 2003, from a base of 660 employees as of September 30, 2002. We have also announced changes in our senior management.

We believe that our future success will depend in large part on our ability to align our employee skills and population with market requirements, including our ability to retain and even attract highly skilled managerial, sales, technical services, customer support and product development personnel. We have at times experienced and continue to experience difficulty in retaining and recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in retaining such personnel. Failure to do so could materially adversely affect our business, operating results or financial condition. See “Risk Factors—Failure to manage our growth may adversely affect our business; Our restructuring of operations may not achieve the results we intend and may harm our business; and We depend on our key personnel, and the loss of any of our key personnel could harm our business.”

Item 2.    Properties

Our headquarters are located in approximately 21,935 square feet of office space in San Francisco, under a lease that expires in January 2008. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Atlanta; Chicago; Dallas; New York; McLean, Virginia; Beijing; Dubai; Dusseldorf; Frankfurt; Hong Kong; Madrid; Mexico; Milan; Paris; Sao Paulo; Singapore; Sydney; Taipei; Tokyo; Utrecht; Vienna and Warsaw. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3.    Legal Proceedings

The Company is routinely involved in legal and administrative proceedings in the ordinary course of its business. Management does not regard any of those proceedings to be material.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market under the symbol “MUSE.” The following table sets forth for the quarterly periods indicated the high and low closing prices of the common stock for the last two fiscal years:

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
September 30	$4.220	$2.520	$26.500	$5.680
June 30	9.000	3.800	51.110	23.660
March 31	15.500	8.000	86.750	28.600
December 31	18.180	5.420	106.219	38.375

The share prices above are adjusted for the two-for-one stock split effective December 2000.

On November 30, 2002, the closing price of the common stock on the Nasdaq National Market was $4.49 per share. As of November 30, 2002, there were approximately 122 holders of record of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 2002, 2001 and 2000 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6.    Selected Financial Data

Consolidated Statements of Operations Data:

	Year ended September 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Revenues:
License	$78,534	$148,214	$90,763	$43,692	$22,432
Maintenance and services	60,595	64,294	32,770	14,378	5,829

Total revenues	139,129	212,508	123,533	58,070	28,261
Cost of revenues:
License	6,326	8,225	4,998	2,379	1,320
Maintenance and services	17,601	25,101	15,554	7,465	3,491

Total cost of revenues	23,927	33,326	20,552	9,844	4,811

Gross profit	115,202	179,182	102,981	48,226	23,450

Operating expenses:
Sales and marketing	69,250	91,797	54,039	27,420	15,710
Research and development	32,874	33,768	19,117	9,453	5,535
General and administrative	17,259	18,455	11,104	5,998	4,521
Purchased in-process research and development	600	—	11,406	—	—
Amortization of goodwill and other intangible assets	11,432	11,068	5,737	—	—
Restructuring costs	4,186	—	—	—	—
Executive recruiting costs	449	—	—	720	—

Total operating expenses	136,050	155,088	101,403	43,591	25,766

Income (loss) from operations	(20,848)	24,094	1,578	4,635	(2,316)
Other income, net	5,755	7,186	5,163	4,091	1,628

Income (loss) before income taxes	(15,093)	31,280	6,741	8,726	(688)
Income taxes	2,584	10,011	8,835	840	150

Net income (loss)	(17,677)	21,269	(2,094)	7,886	(838)
Accretion on redeemable convertible preferred stock	—	—	—	—	(1,334)

Net income (loss) applicable to holders of common stock	$(17,677)	$21,269	$(2,094)	$7,886	$(2,172)

Per share data:
Basic net income (loss) applicable to holders of common stock	$(0.24)	$0.29	$(0.03)	$0.12	$(0.05)
Diluted net income (loss) applicable to holders of common stock	$(0.24)	$0.27	$(0.03)	$0.11	$(0.05)
Weighted average shares used in computing:
Basic net income (loss) per share applicable to holders of common stock	74,551	72,500	68,586	63,636	47,176
Diluted net income (loss) per share applicable to holders of common stock	74,551	78,758	68,586	70,016	47,176

Consolidated Balance Sheet Data:

	As of September 30,
	2002	2001	2000	1999	1998
	(In thousands)
Cash and cash equivalents	$117,218	$138,581	$83,679	$35,058	$22,798
Working capital	112,735	127,956	96,847	62,991	58,193
Total assets	223,254	273,638	197,011	90,605	80,644
Total stockholders’ equity	191,288	200,181	152,523	70,006	67,718

Quarterly Financial Data:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)
Fiscal 2002:
Revenues	$25,010	$35,034	$39,038	$40,047
Gross profit	19,689	29,342	32,927	33,244
Loss from operations	(16,568)	(3,644)	(71)	(565)
Net income (loss)	(17,733)	(979)	419	616
Diluted net income (loss) per share	$(0.75)	$(0.01)	$0.01	$0.01

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2001:
Revenues	$40,031	$63,335	$59,322	$49,820
Gross profit	33,251	53,477	49,930	42,524
Income (loss) from operations	(192)	9,647	8,648	5,991
Net income	976	7,863	6,961	5,469
Diluted net income per share	$0.01	$0.10	$0.09	$0.07

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-K under the heading “Risk Factors.”

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault management and service assurance—the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. The Company was founded in 1989 in London, England, and initially operated a systems integration business, reselling computer hardware and software products and providing consulting services, principally for managing networks. Leveraging our expertise in network management, we developed our Netcool/OMNIbus software, which we began shipping in January 1995. In March 1997, the Company was reorganized in Delaware and relocated its headquarters from London to San Francisco. In order to further the growth of the Netcool business, we completed an initial public offering of common stock on February 12, 1998. With the proceeds from the financings, we expanded operations and substantially increased development, sales and administrative headcount for the Netcool business.

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

As of September 30, 2002, we had licensed our Netcool products to nearly 1,400 customers worldwide. We license our software through our direct sales force, OEMs and value-added resellers. Revenues from OEMs and resellers combined accounted for approximately 48%, 42% and 34% of our total license revenues for fiscal 2002, 2001 and 2000, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 2002, 2001 and 2000, license, maintenance and service revenues outside of the United States accounted for 49%, 39% and 36% of our total revenues, respectively. See Note 7 “Geographic and Segment Information” of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including, but not limited to, revenue recognition, bad debts, warranty obligations, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the critical accounting policies and estimates that are used in the preparation of the consolidated financial statements:

Revenue Recognition.    Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

•
Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user.

•
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

•
Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•
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

Allowance for Doubtful Accounts.    We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on its risk category. In addition, we maintain a general reserve for all invoices by applying a percentage based on each 30-day age category. In determining these percentages, we analyze our historical collection experience by region and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Circumstances that have caused revisions to the allowance calculation have been primarily due to the contraction of the overall economy. Continued deterioration in the economy may result in more customers being placed in the specific account reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Impairment Assessments.    We perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Changes in circumstances that are considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. We then estimate the value of the goodwill based on the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition.

Restructuring-related Assessments.    As a result of our desire to improve our cost structure and profitability, we announced a restructuring plan in July 2002 that reduced our workforce by 82 employees during the fiscal year ended September 30, 2002. In connection with the implementation of the restructuring plan, we incurred $2.9 million in restructuring costs relating to the reduction in workforce and an additional $1.3 million in charges related to the planned closing of certain facilities under the restructuring plan. The remaining accrual as of September 30, 2002 of $2.4 million consists of $1.4 million of severance and employment related charges expected to be paid during the year ended September 30, 2003 and $1.0 million of facility costs expected to be paid on various dates through 2005. To determine the facility costs, which is the loss after the Company’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The Company has estimated that if we were unable to find a suitable tenant to sublease the facilities until expiration of the leases, we would incur a maximum additional amount of approximately $1.0 million.

In October 2002, as a result of the continued downturn in our targeted market and in an effort to further improve and align cost structure and profitability, we announced another restructuring plan that will reduce our workforce by approximately 18% by December 31, 2002. As a result of this plan, we expect to incur an additional restructuring charge in fiscal 2003.

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, restructuring costs and executive recruiting costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

	Year ended September 30,
	2002	2001	2000
As a Percentage of Total Revenues:
Revenues:
License	56.4%	69.7%	73.5%
Maintenance and services	43.6%	30.3%	26.5%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
License	4.5%	3.9%	4.0%
Maintenance and services	12.7%	11.8%	12.6%

Total cost of revenues	17.2%	15.7%	16.6%

Gross profit	82.8%	84.3%	83.4%

Operating expenses:
Sales and marketing	49.8%	43.2%	43.7%
Research and development	23.6%	15.9%	15.5%
General and administrative	12.4%	8.7%	9.0%
Purchased in-process research and development	0.4%	—	9.2%
Amortization of goodwill and other intangible assets	8.2%	5.2%	4.7%
Restructuring costs	3.0%	—	—
Executive recruiting costs	0.3%	—	—

Total operating expenses	97.7%	73.0%	82.1%

Income (loss) from operations	(14.9)%	11.3%	1.3%
Other income, net	4.1%	3.4%	4.2%

Income (loss) before income taxes	(10.8)%	14.7%	5.5%
Income taxes	1.9%	4.7%	7.2%

Net income (loss)	(12.7)%	10.0%	(1.7)%

As a Percentage of Related Revenues:
Cost of license revenues	8.1%	5.5%	5.5%
Cost of maintenance and services revenues	29.0%	39.0%	47.5%

Revenues

Total revenues were $139.1 million, $212.5 million and $123.5 million in fiscal 2002, 2001 and 2000, respectively. License revenues were $78.5, $148.2 million and $90.8 million in fiscal 2002, 2001 and 2000, respectively. The decline in license revenue in fiscal 2002 from fiscal 2001 was primarily attributable to the economic slowdown that continues to limit the overall capital spending of our existing and potential customers especially the telecommunications market. The increase in license revenue in fiscal 2001 from fiscal 2000 was primarily as a result of an increase in the number of product licenses sold and in average transaction size, reflecting the increased acceptance of Netcool/OMNIbus, the expansion of our sales organization and the growing sales of Netcool/Internet Service Monitors, Netcool/Impact, Netcool/Reporter, Netcool/Precision and Netcool/Visionary. Maintenance and service revenues was $60.6 million, $64.3 million and $32.8 million in fiscal 2002, 2001 and 2000, respectively. The decrease in maintenance and service revenue in fiscal 2002 from fiscal 2001 was mainly as a result of lower services revenue. The increase in maintenance and services revenue in fiscal 2001 from fiscal 2000 was as a result of providing maintenance and services to a larger installed base in each successive year. The percentage of our total revenues attributable to licensing our software was 56%, 70% and 74% in fiscal 2002, 2001 and 2000, respectively. Maintenance and services revenues accounted for 44%, 30% and 26% in fiscal 2002, 2001 and 2000, respectively.

Revenues from U.S. operations were 51%, 61% and 64% of total revenues in fiscal 2002, 2001 and 2000, respectively. International revenues include all revenues other than those from the United States and are based on location of customer. See Note 7 of Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including ISPs. License revenues from telecommunications industry customers and ISPs combined accounted for 74%, 79% and 82% of our total revenues in fiscal 2002, 2001 and 2000, respectively. Also, one third-party distributor, Cisco Systems, Inc, accounted for approximately 16% and 15% of revenues for the year ended September 30, 2002 and 2001, respectively. No one third party distributor or end-user customer accounted for more than 10% of total revenue in fiscal 2000. No one end-user customer accounted for more than 10% of total revenue for the year ended September 30, 2002, 2001 or 2000.

Cost of Revenues

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues as a percentage of license revenues were 8.1% in fiscal 2002 and 5.5% in both fiscal 2001 and 2000. The increase in fiscal 2002 over the prior years was mainly as a result of the Company entering into a time based royalty contract for fiscal 2002, in which the royalty cost as a percentage of license revenue increased as license revenue declined.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 29% in fiscal 2002 from 39% in fiscal 2001 and 48% in fiscal 2000. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues as compared to services revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses were $69.3 million, $91.8 million and $54.0 million in fiscal 2002, 2001 and 2000. The decrease in fiscal 2002 from fiscal 2001 was due mainly to the decrease in sales commission as a result of lower revenue and a decrease in personnel related costs as a result of lower headcount and travel expenditure. However, the increase in fiscal 2001 from fiscal 2000 reflected the increase in sales commission as a result of increasing revenue and the hiring of additional personnel in connection with the building of our sales force. Sales and marketing expenses represented 50%, 43% and 44% of total revenues in fiscal 2002, 2001 and 2000, respectively. We anticipate that our sales and marketing expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses

Research and development expenses, exclusive of purchased research and development costs, consist primarily of salaries and other personnel-related expenses and the costs of computer systems and software development tools. Research and development expenses were $32.9 million, $33.8 million and $19.1 million in fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 from fiscal 2001 was primarily due to the decreases in headcount and travel related expenditures but was offset by the write off of the costs of unused software tools and also due to higher costs as a result of the U.S. dollar weakening against the British pound, as our principal product development operations are based in the United Kingdom. The increase in fiscal 2001 from fiscal 2000 was due to the increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. We anticipate that our research and development expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems, legal and human resources, as well as professional fees, other general corporate expenses and bad debt expense. General and administrative expenses were $17.3 million, $18.5 million and $11.1 million in fiscal 2002, 2001 and 2000 respectively. The decrease in fiscal 2002 from 2001 was primarily due to a lower bad debt expense and a decrease in headcount offset by an increase in professional fees. The increase in fiscal 2001 from fiscal 2000 was due to increased staffing, facilities costs and associated expenses necessary to manage and support our increased scale of operations. General and administrative expenses as a percentage of total revenues were 12% in fiscal 2002 and 9% in both fiscal 2001 and 2000. This percentage increase was primarily due to the decreased scale of operations. We anticipate that our general and administrative expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues.

Purchased In-Process Research and Development

For each of our acquisitions, we allocated part of the purchase price to developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. For the acquisitions of Calvin Alexander Networking, Inc. (“CAN”) in December 1999, NetOps Corporation (“NetOps”) in July 2000 and RiverSoft plc (“RiverSoft”) in August 2002, we concluded that the purchased IPR&D of $11.1 million, $0.3 million and $0.6 million, respectively, had not yet reached technological feasibility and had no alternative use. Therefore, we expensed these costs at the time of the purchase, according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets results from the acquisition of CAN, NetOps and RiverSoft. On December 28, 1999, the Company acquired all of the outstanding stock of CAN, a privately-held developer of network auto-discovery technology, and we recorded goodwill and other intangible assets of approximately $31.7 million in fiscal 2000, which is being amortized on a straight-line basis over a period of three to five years.

On July 18, 2000, the Company acquired all of the outstanding stock of NetOps, a privately-held developer of diagnostic technology, and we recorded goodwill and other intangible assets of approximately $21.2 million in fiscal 2000, which is being amortized on a straight-line basis over a period of three to five years.

On August 6, 2002, the Company completed the acquisition of RiverSoft, a publicly-held developer of flexible object modeling and root-cause analysis technology, and we recorded goodwill of $13.7 million and other intangible assets of approximately $2.3 million in fiscal 2002. Goodwill on the RiverSoft acquisition was not amortized but instead is to be tested for impairment. Other intangibles were being amortized on a straight line basis over a period of six months to two years.

Amortization of goodwill and other intangible assets relating to our acquisitions of CAN, NetOps and RiverSoft were $11.4, $11.1 and $5.7 million for fiscal 2002, 2001 and 2000, respectively. The increase in fiscal 2002 from fiscal 2001 was due to additional amortization of other intangibles of the newly acquired company, RiverSoft in fiscal 2002. The increase in fiscal 2001 from fiscal 2000 was due to the effect of a full year’s amortization in fiscal 2001 as opposed to a partial year in fiscal 2000, as both CAN and NetOps were acquired during fiscal 2000.

Restructuring Costs

During the fiscal year ended September 30, 2002, we incurred $4.2 million in restructuring costs. (See Restructuring related assessment under Critical Accounting Policies and also Note 9 of Notes to Consolidated Financial Statements.)

Executive Recruiting Costs

The executive recruiting costs $0.4 million in fiscal 2002 were primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, net

Other income predominately relates to the interest earned from our holdings of cash equivalents and investments. Other income was $5.8 million, $7.2 million and $5.2 million in fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 from 2001 was primarily due to the decrease in interest rates in the year. The increase in fiscal 2001 from fiscal 2000 was due to increasing cash and investment holdings.

Income Taxes

Income taxes were $2.6 million, $10.1 million and $8.8 million for fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 from fiscal 2001 was mainly as a result of losses in the current year as opposed to income in the prior year. The increase in fiscal 2001 from fiscal 2000 was as a result of increased income in fiscal 2001 from fiscal 2000. Although we had a loss before income tax, we had a tax expense as we had income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions.

Liquidity and Capital Resources

As of September 30, 2002, we had $117.2 million in cash and cash equivalents and $70.4 million in marketable securities, as compared to $138.6 million in cash and cash equivalents and $37.0 million in marketable securities as of September 30, 2001. The net decrease in cash and cash equivalents was due primarily to the purchase of marketable securities, acquisitions, capital expenditures and the decrease in accounts payable, accrued expenses and deferred revenue. These outflows of cash and cash equivalents were partially offset by net loss adjusted for non-cash expenses, the decrease in billed receivables and prepaid expenses and other current assets and the proceeds from the issuance of common stock.

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

As of September 30, 2002, the Company’s principal commitments consisted of obligations under operating leases. See Note 8 “Commitments” of Notes to Consolidated Financial Statements.

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

Our operating results may vary as a result of the current economic slowdown.

We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We continue to experience increased instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales. In addition, recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly and annual results.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

Our operating results have in the past, and will continue to be, subject to quarterly and annual fluctuations. Our quarterly revenues and operating results in geographic segments that we track fluctuate and are difficult to predict. It is possible that in some quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, or in the event adverse conditions prevail, or are perceived to prevail, with respect to our business or financial markets generally, the market price of our common stock may decline significantly.

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

Because of these fluctuations we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful or indicative of our future performance. A number of other factors are likely to cause these variations, including:

•	changes in the demand for our software products and services and the level of product and price competition that we encounter;

•	the timing of new hires and our ability to attract, retain and motivate qualified personnel, including changes in our sales incentives;

•	the mix of products and services sold, including the mix of sales to new and existing customers and through third-party distributors and our direct sales force;

•	changes in the mix of, and lack of demand from, distribution channels through which our products are sold;

•	the length of our sales cycles and the success of our new customer generation activities;

•	spending patterns and budgetary resources of our customers on network management software solutions;

•	product life-cycles and the timing of introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors;

•	market acceptance of new products;

•	changes in the renewal rate of maintenance agreements;

•	fluctuations in our gross margins;

•	our ability to achieve targeted cost reductions;

•
actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets, liabilities and other items reflected in our financial statements;

•
expansion of international operations, including gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations and the mix of international and domestic revenue;

•	the extent of market consolidation; and

•	software defects and other product quality problems.

Therefore, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or others discussed elsewhere herein, could have a material adverse effect on our business, operating results, financial condition and stock price.

Failure to manage our growth may adversely affect our business.

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 742 employees on September 30, 2001 to 660 employees on September 30, 2002 as a result of planned reductions and attrition. On October 29, 2002, the Company announced plans to reduce headcount by approximately 18% during the first quarter of fiscal 2003, from a base of 660 employees as of September 30, 2002. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In the quarter ending September 30, 2002, and also more recently in October 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must execute our sales strategy and further develop products and expand service capabilities, while managing future operations by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

•	successfully manage the business with fewer employees due to the restructuring plans;

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel, especially if the business climate improves;

•	continue to expand and upgrade core technologies;

•	effectively manage multiple relationships with various OEM’s, resellers and system integrators; and

•	successfully integrate the businesses of our acquired companies.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 48%, 42% and 34% of our total revenues in fiscal 2002, 2001 and 2000, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, and the size of this market is unproven.

The market for our products is in an early stage of development or is developed but not highly penetrated. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level agreements has increased, the demand for fault and service level management software products, the awareness of and the need for such products is a recent development. Therefore, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 74%, 79% and 82% of our total revenues in fiscal 2002, 2001 and 2000, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although over the recent year trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. Our business is highly dependent on the telecommunications industry and on continued capital spending by our customers in that industry. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

Our business depends on the continued growth in use and improvement of the Internet.

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

Complex software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Because of defects, we could continue to experience delays in or failure of market acceptance of products, or damage to our reputation or relationships with our customers. Any defects and errors in new versions or enhancements of our products after commencement of commercial shipments would harm our business.

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

On December 13, 2002, the Company announced that Mr. Brown is resigning as Chairman and Chief Executive Officer effective December 31, 2002, to assume a position as Executive Vice President of Motorola, Inc. and President and CEO of Motorola’s Communications, Government and Industrial Solutions Sector. Michael L. Luetkemeyer, Senior Vice President and Chief Financial Officer, has been appointed Chief Executive Officer of Micromuse on an interim basis effective January 1, 2003, and will retain his responsibilities as Chief Financial Officer. The Company’s Board of Directors anticipates undertaking a search for the Chief Executive Officer position in early 2003, and the Company has previously stated in its public conference call on December 13, 2002, that Mr. Luetkemeyer is expected to be a potential candidate for that position.

On September 30, 2002, Katrinka McCallum resigned her position as Chief Operating Officer. The Company does not currently intend to appoint an individual to fill that position.

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

Mr. Brown’s resignation creates uncertainties attendant to the search process for a non-interim Chief Executive Officer, including the length of time that may be needed for that purpose, whether our Board of Directors will ultimately select our interim Chief Executive Officer or another candidate for that position, our ability to attract and employ on acceptable terms an individual who will successfully follow Mr. Brown, and the ability of our continuing management team and ultimate Chief Executive Officer to maintain continuity with our existing customers, manage our employees, and execute our ongoing and future business strategies.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc, a developer of flexible object modeling and root-cause analysis software. Because of this acquisition, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

Further, some of the products we acquire would require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization and impairment expense. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues.

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2002 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Credit Risk” in Note 1 of the Notes to Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 7 “Geographic and Segment Information” in Notes to Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

We intend to enter into additional international markets and to continue to expand our operations outside of the United States. Such expansion will require significant management attention and expenditure of significant financial resources and could adversely affect our ability to generate profits. If we are unable to establish additional foreign operations in a timely manner, our growth in international sales will be limited, and our business could be harmed.

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete.

Rapid technological change, including evolving industry standards and regulations and new product introductions by our competitors, could render our products obsolete. As a result, the life cycles of our products are difficult to estimate and we must constantly develop, market and sell new and enhanced products. If we fail to do so, our business will be harmed. For example, the widespread adoption of new architecture standards for managing telecommunications networks would force us to adapt our products to such standard, which we may be unable to do on a timely basis or at all. In addition, to the extent that any product upgrade or enhancement requires extensive installation and configuration, current customers may postpone or forgo the purchase of new versions of our products. Further, the introduction or announcement of new product offerings by us or one or more of our competitors may cause our customers to defer licensing of our existing products.

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

Our stock price is volatile, exposing us to possible risks of costly and time-consuming securities class action litigation.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2002, we had approximately $40.7 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps and RiverSoft. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of September 30, 2002, we had approximately 75.2 million shares of common stock outstanding, excluding approximately 12.1 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

We have various mechanisms in place to discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

•	“blank check” preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

•	a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors

In addition, Section 203 of the General Corporation Law of the State of Delaware, which is applicable to us, and our stock incentive plans, may discourage, delay or prevent a change of control of Micromuse.

Changes in effective tax rates could affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in San Francisco, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 2002, no hedging contracts were outstanding.

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

Fixed Income Investments

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase of three months or less are considered cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 3.5%.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$117,218	$138,581
Short-term investments	42,126	16,109
Billed receivables, net of allowance for doubtful accounts of $3,742 and $4,238 as of September 2002 and 2001, respectively	18,386	31,067
Prepaid expenses and other current assets	5,760	15,656

Total current assets	183,490	201,413
Property and equipment, net	9,534	15,221
Long-term investments	28,293	20,891
Goodwill and other intangible assets, net	40,666	36,113

Total assets	$261,983	$273,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$5,686
Accrued expenses	25,205	27,407
Income taxes payable	6,652	6,152
Deferred revenue	36,524	34,212

Total current liabilities	70,755	73,457

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 75,194 and 73,903 shares issued and outstanding as of September 30, 2002 and 2001, respectively	752	739
Additional paid-in capital	196,048	187,755
Treasury stock, at cost: 400 shares at September 30, 2002 and 2001	(2,657)	(2,657)
Accumulated other comprehensive loss	(899)	(1,317)
Retained earnings (deficit)	(2,016)	15,661

Total stockholders’ equity	191,228	200,181

Total liabilities and stockholders’ equity	$261,983	$273,638

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended September 30,
	2002	2001	2000
Revenues:
License	$78,534	$148,214	$90,763
Maintenance and services	60,595	64,294	32,770

Total revenues	139,129	212,508	123,533
Cost of revenues:
License	6,326	8,225	4,998
Maintenance and services	17,601	25,101	15,554

Total cost of revenues	23,927	33,326	20,552

Gross profit	115,202	179,182	102,981

Operating expenses:
Sales and marketing	69,250	91,797	54,039
Research and development	32,874	33,768	19,117
General and administrative	17,259	18,455	11,104
Purchased in-process research and development	600	—	11,406
Amortization of goodwill and other intangible assets	11,432	11,068	5,737
Restructuring costs	4,186	—	—
Executive recruiting costs	449	—	—

Total operating expenses	136,050	155,088	101,403

Income (loss) from operations	(20,848)	24,094	1,578
Other income, net	5,755	7,186	5,163

Income (loss) before income taxes	(15,093)	31,280	6,741
Income taxes	2,584	10,011	8,835

Net income (loss)	$(17,677)	$21,269	$(2,094)

Per share data:
Basic net income (loss)	$(0.24)	$0.29	$(0.03)
Diluted net income (loss)	$(0.24)	$0.27	$(0.03)

Weighted average shares used in computing:
Basic net income (loss) per share	74,551	72,500	68,586
Diluted net income (loss) per share	74,551	78,758	68,586

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common stock		Additional paid-in capital	Treasury stock		Deferred stock compensation	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders’ equity	Total comprehensive income (loss)
	Shares	Amount		Shares	Amount
Balance as of September 30, 1999	64,651	$646	$73,263	—	$—	$(103)	$(286)	$(3,514)	$70,006	$7,642

Stock options exercised	3,278	33	12,478	—	—	—	—	—	12,511
Issuance of common stock under stock purchase plan	453	5	3,312	—	—	—	—	—	3,317
Warrant exercised	97	—	—	—	—	—	—	—	—
Tax benefit related to the exercise of stock options	—	—	8,878	—	—	—	—	—	8,878
Amortization of deferred employee compensation	—	—	—	—	—	56	—	—	56
Stock issued in acquisition of CAN	1,755	18	42,668	—	—	—	—	—	42,686
Stock issued in acquisition of NetOps	286	3	18,462	—	—	—	—	—	18,465
Foreign currency translation adjustment	—	—	—	—	—	—	(1,302)	—	(1,302)	(1,302)
Net loss	—	—	—	—	—	—	—	(2,094)	(2,094)	(2,094)

Balance as of September 30, 2000	70,520	705	159,061	—	—	(47)	(1,588)	(5,608)	152,523	(3,396)

Stock options exercised	3,098	31	21,513	—	—	—	—	—	21,544
Issuance of common stock under stock purchase plan	285	3	4,833	—	—	—	—	—	4,836
Treasury stock purchased	—	—	—	(400)	(2,657)	—	—	—	(2,657)
Tax benefit related to the exercise of stock options	—	—	2,348	—	—	—	—	—	2,348
Amortization of deferred employee compensation	—	—	—	—	—	47	—	—	47
Foreign currency translation adjustment	—	—	—	—	—	—	271	—	271	271
Net income	—	—	—	—	—	—	—	21,269	21,269	21,269

Balance as of September 30, 2001	73,903	739	187,755	(400)	(2,657)	—	(1,317)	15,661	200,181	21,540

Stock options exercised	595	6	2,384	—	—	—	—	—	2,390
Issuance of common stock under stock purchase plan	696	7	3,672	—	—	—	—	—	3,679
Tax benefit related to the exercise of stock options	—	—	2,067	—	—	—	—	—	2,067
Recruiting expense related to issuance of a warrant	—	—	170	—	—	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	—	—	418	—	418	418
Net loss	—	—	—	—	—	—	—	(17,677)	(17,677)	(17,677)

Balance as of September 30, 2002	75,194	$752	$196,048	(400)	$(2,657)	$—	$(899)	$(2,016)	$191,228	$(17,259)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(17,677)	$21,269	$(2,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,591	17,940	10,158
Provision for doubtful accounts	677	3,156	1,217
Amortization of deferred compensation	—	47	56
Compensation expense related to issuance of warrant	170	—	—
Tax benefit related to the exercise of stock options	2,067	2,348	8,878
Purchased in-process research and development	600	—	11,406
Deferred income taxes	—	2,100	(1,164)
Changes in operating assets and liabilities:
Billed receivables	15,827	(16,263)	(9,518)
Prepaid expenses and other current assets	11,175	(9,684)	(2,866)
Accounts payable	(4,437)	2,734	(1,183)
Accrued expenses	(13,572)	8,362	12,656
Income taxes payable	482	5,440	(1,111)
Deferred revenue	(1,043)	12,245	12,632

Cash provided by operating activities	14,860	49,694	39,067
Cash flows from investing activities:
Capital expenditures	(2,983)	(13,594)	(7,026)
Acquisition of businesses, net of cash acquired	(6,388)	—	(1,621)
Purchase of investments	(85,900)	(50,120)	(110,329)
Proceeds from the maturity of investments	52,481	44,734	113,404

Cash used in investing activities	(42,790)	(18,981)	(5,572)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,069	26,380	15,828
Purchase of treasury stock	—	(2,657)	—

Cash provided by financing activities	6,069	23,723	15,828
Effects of exchange rate changes on cash and cash equivalents	498	465	(702)

Net increase (decrease) in cash and cash equivalents	(21,363)	54,901	48,621
Cash and cash equivalents at beginning of year	138,581	83,679	35,058

Cash and cash equivalents at end of year	$117,218	$138,581	$83,679

Supplemental disclosures of cash flow information:
Cash paid during the year—taxes	$212	$16	$42
Non-cash financing activities:
Common stock issued in acquisitions	$—	$—	$61,151

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Micromuse Inc. and its subsidiaries (the “Company”) develops and supports a family of scalable, highly configurable, rapidly deployable software solutions for the effective monitoring and management of multiple elements underlying an enterprise’s information technology infrastructure. The Company maintains its U.S. headquarters in San Francisco, California and its European headquarters in London, England.

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

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management’s expectations. As of September 30, 2002 and 2001, the Company had unbilled receivables totaling $0.0 million and $8.4 million, respectively, which were classified in other assets and were all due within one year. One third-party distributor customer accounted for approximately 16% and 15% of revenues for the years ended September 30, 2002 and 2001, respectively, and 22% of total receivables at September 30, 2001. No one third-party distributor customer accounted for greater than 10% of revenue for the year ended September 30, 2000, or greater than 10% of receivables at September 30, 2002. No one end-user customer accounted for more than 10% of revenues for the years ended September 30, 2002, 2001 and 2000. One end-user customer accounted for 18% of total receivables at September 30, 2001. No one end-user customer accounted for more than 10% of total receivables at September 30, 2002.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2002, the Company had invested $117.2 million in cash and money market funds, $31.4 million in debt securities issued by U.S. government agencies and $39.0 million in corporate notes and bonds. At September 30, 2001, the Company had invested $96.2 million in cash and money market funds, $25.7 million in debt securities issued by U.S. government agencies and $53.6 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

As of September 30, 2002, the contractual maturities of the Company’s investment securities are as follows—$42.1 million within one year and $28.3 million between one and two years.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Goodwill and Other Intangible Assets

The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. During the year ended September 30, 2002, the Company amortized intangibles on a straight line basis over six months to five years and amortized goodwill based on its estimated useful life for all acquisitions consummated prior to July 1, 2001. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company did not amortize the goodwill resulting from the acquisition of RiverSoft plc during the year ended September 30, 2002, and will no longer amortize goodwill for periods subsequent to September 30, 2002.

The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If the review indicates that the asset may not be recoverable, then the company will perform an impairment analysis utilizing the undiscounted cash flow method as provided for

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of, and APB 17, Intangible Assets. As of September 30, 2002, no such impairment had been indicated.

Revenue Recognition

The Company’s revenues are derived from license revenues for its Netcool family of products, as well as associated maintenance, consulting and training services revenues. The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and recognizes revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements and recognizes revenue for the delivered elements when the basic criteria of SOP 97-2 have been met. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

For all of its software arrangements, the Company defers revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. The Company evaluates each as follows:

•
Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidence by a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with them. Sales to its resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user.

•
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

•
Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•
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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable. Revenues for professional services are recognized as the services are performed. Professional services generally are not essential to the functionality of the software. Its software products are fully functional upon delivery and do not require any significant modification or alteration.

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

Research and Development Cost

Research and development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in the Company’s circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no research and development costs have been capitalized to date.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders’ equity in the consolidated balance sheets. Gains and losses

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company’s consolidated operating results in any year.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the year ended September 30, 2002, 2001 and 2000 were options to acquire 12.1 million, 4.7 million and 13.2 million shares of common stock, respectively, with a weighted-average exercise price of $22.47 and $22.33 per share, respectively, because its effect would be anti-dilutive. Also excluded from the computation of the diluted loss per share for the year ended September 30, 2002, was a warrant to acquire 54,321 shares of common stock at $5.42 per share, because its effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

	Year ended September 30,
	2002	2001	2000
Numerator for basic and diluted net income (loss)	$(17,677)	$21,269	$(2,094)

Denominator for basic net income (loss) per share—weighted-average shares outstanding	74,551	72,500	68,586

Dilutive effect of:
Common stock options	—	6,258	—

Denominator for diluted net income (loss) per share	74,551	78,758	68,586

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The only component of accumulated other comprehensive loss is foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141, Business Combinations, will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on October 1, 2002. As of October 1, 2002, the Company had $30.0 million of goodwill, which includes $0.3 million of intangibles reclassified to goodwill.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset’s, which is effective for fiscal years beginning after December 15, 2001 and early adoption is

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted. SFAS No. 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB No. 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on October 1, 2002, and does not expect the adoption of SFAS No. 144 to have a material effect on its consolidated financial position, results of operations, or cash flows.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position or cash flows; however it may affect the timing of recognizing future restructuring costs.

Note 2.    Acquisitions

On December 28, 1999, the Company acquired all of the outstanding common and preferred stock of Calvin Alexander Networking, Inc. (“CAN”), a privately-held developer of network auto-discovery technology. Under the terms of the acquisition agreement, the Company issued approximately 1.8 million shares of its common stock, valued at approximately $43.0 million. The transaction was accounted for under the purchase method of accounting with CAN’s results of operations included from the acquisition date, and was treated as a tax-free reorganization for federal income tax purposes.

A summary of the allocation of the purchase price is as follows (in millions):

Total tangible assets, net	$0.2

Intangible assets:
In-process research and development	11.1
Assembled workforce	0.3
Core technology	5.7
Goodwill	25.7

Total intangible assets	42.8

Total	$43.0

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the acquisition, the estimated aggregate fair value of CAN’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $11.1 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, was being amortized on a straight-line basis over the estimated life of five years until September 30, 2002.

On July 18, 2000, the Company acquired all of the outstanding common and preferred stock of NetOps Corporation (“NetOps”), a privately-held developer of diagnostic technology. Under the terms of the acquisition agreement, the Company issued cash and approximately 286,000 shares of its common stock, valued in aggregate at approximately $21.4 million. The transaction was accounted for under the purchase method of accounting with NetOps’ results of operations included from the acquisition date, and was treated as a tax-free reorganization for federal income tax purposes.

A summary of the allocation of the purchase price is as follows (in millions):

Total tangible liabilities, net	$(0.1)

Intangible assets:
In-process research and development	0.3
Assembled workforce	0.9
Trademarks	0.9
Non-compete agreements	0.7
Core technology	10.1
Goodwill	8.6

Total intangible assets	21.5

Total	$21.4

At the time of the acquisition, the estimated aggregate fair value of NetOps research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.3 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being amortized on a straight-line basis over the estimated life of five years until September 30, 2002.

On August 6, 2002, the Company completed its acquisition of RiverSoft plc (“RiverSoft”), a publicly-held developer of flexible object modeling and root-cause analysis technology. Under the terms of the acquisition agreement, the Company paid cash for all the issued share capital and options of RiverSoft and incurred professional fees in relation to the acquisition for a total of approximately $72.4 million. The transaction was accounted for under the purchase method of accounting with RiverSoft’s results of operations included from the acquisition date.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the purchase price is as follows (in millions):

Total tangible assets, net	$55.8

Intangible assets:
In-process research and development	0.6
Developed technology	1.4
Customer contracts	0.9
Goodwill	13.7

Total intangible assets	16.6

Total	$72.4

At the time of the acquisition, the estimated aggregate fair value of RiverSoft’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.6 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, will be tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired.

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with RiverSoft results of operations for the years ended September 30, 2002 and 2001, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

	Year ended September 30,
	2002	2001
	(unaudited)
Revenues	$147,725	$222,158
Net loss	$(41,369)	$(43,391)

Net loss per share:
Basic	$(0.55)	$(0.60)
Diluted	$(0.55)	$(0.60)

Shares used in per share computation:
Basic	74,551	72,500
Diluted	74,551	72,500

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,
	2002	2001
Property and equipment:
Computer equipment and related software	$24,721	$21,656
Furniture and fixtures	2,289	2,973
Leasehold improvements	4,868	3,876
Other	2,896	2,145

	34,774	30,650

Accumulated depreciation and amortization	(25,240)	(15,429)

	$9,534	$15,221

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	As of September 30,
	2002	2001
Goodwill and other intangible assets:
Goodwill	$48,019	$34,334
Core technology	17,190	15,790
Assembled workforce	1,210	1,210
Trademarks	840	840
Non-compete agreements	710	710
Customer contracts	900	—

	68,869	52,884

Accumulated amortization	(28,203)	(16,771)

	$40,666	$36,113

Accrued Expenses

Accrued Expenses consisted of the following (in thousands):

Accrued expenses:
Payroll and commission related	$14,683	$19,280
Other	10,522	8,127

	$25,205	$27,407

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Stockholders’ Equity

Common Stock

All share and per-share numbers herein reflect the two-for-one stock split of the Company’s common stock that occurred for stockholders of record on February 3, 2000 and also on December 19, 2000, thus effecting an overall four-for-one stock split.

Warrants

In October 2001, the Company incurred approximately $0.4 million of executive recruiting costs related to the hiring of one of the Company’s officers. Included in this amount was a charge related to the fair value of a warrant issued to the executive search firm to purchase 54,321 shares of our common stock at a price of $5.42 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, Accounting for Stock-Based Compensation by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.1%, expected volatility of 90%, and contractual life of three years.

Treasury Stock

In September 2001, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 2% of the Company’s outstanding common stock. As of September 30, 2001, the Company had repurchased 0.4 million shares of its outstanding common stock for approximately $2.7 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans.

Stock Option Plan

Under the Company’s 1997 and 1998 Stock Option/Stock Issuance Plans (the “Plans”), options to purchase shares of common stock may be granted to employees, officers, directors and consultants (officers and directors are not eligible for grants under the 1998 Plan). The Plans provide for the issuance of incentive and non-statutory options that must be granted at an exercise price not less than 100% and 85% of the fair market value of the common stock on the date of grant, respectively (110% if the person to whom the option is granted is a 10% stockholder). Incentive options may only be granted to employees under the 1997 Plan. Options generally vest between three to four years from the date of grant. The options expire between five and ten years from the grant date, and any vested options must normally be exercised within three months after termination of employment. The Plans are administered by the Company’s Board of Directors and its Compensation Committee.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s options under the Plans is as follows:

	Outstanding options
	Number of shares	Weighted-average exercise price
Balance as of September 30, 1999	12,444,456	$5.26
Granted at market value	5,361,604	47.76
Exercised	(3,278,234)	3.82
Canceled	(1,334,178)	8.71

Balance as of September 30, 2000	13,193,648	22.54
Granted at market value	2,696,182	45.82
Exercised	(3,098,274)	6.95
Canceled	(1,845,670)	42.32

Balance as of September 30, 2001	10,945,886	29.35
Granted at market value	3,719,050	5.80
Exercised	(595,519)	4.01
Canceled	(1,978,189)	34.82

Balance as of September 30, 2002	12,091,228	$22.47

As of September 30, 2002 and 2001, there were 6,850,107 and 4,187,352 fully vested and exercisable shares, with weighted-average exercise prices of $22.43 and $21.51, respectively. As of September 30, 2002, approximately 5,737,821 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2002:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted-average remaining life (in years)	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$ 0.58–$ 4.41	747,729	5.28	$2.60	677,048	$2.49
4.66– 5.42	3,185,621	8.32	5.40	914,914	5.37
5.50– 7.41	2,367,937	6.38	7.37	1,860,771	7.37
7.47– 16.19	1,270,165	5.52	12.05	876,326	12.38
16.38– 37.44	1,308,470	7.30	28.62	742,793	28.44
37.50– 49.63	1,409,830	7.29	41.39	729,646	41.16
51.11– 74.75	1,380,506	7.42	63.57	831,751	63.30
74.91– 106.22	420,970	7.52	86.25	216,858	86.31

$ 0.58–$106.22	12,091,228	7.10	$22.47	6,850,107	$22.43

Had compensation cost for the Company’s stock options and employee stock purchase plan been determined in a manner consistent with SFAS No. 123, the Company’s fiscal 2002 net loss would have increased by $46.7 million, the fiscal 2001 net income would have decreased by $45.5 million and the fiscal 2000 net loss would have increased by $11.1. The basic and diluted earnings (loss) per share would have been $(1.38) for both in fiscal 2002, $(0.33) for both in fiscal 2001 and $(0.19) for both in fiscal 2000.

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $3.91, $30.18 and $27.68, respectively, on the date of grant using the Black-Scholes pricing model, with the following weighted assumptions: 2002—expected dividend yield of 0.0%, risk-free interest rate of 3.6%, expected volatility of 95% and expected life of four years; 2001—expected dividend yield of 0.0%, risk-free interest rate

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 3.7%, expected volatility of 90% and expected life of four years; 2000—expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80% and expected life of four years.

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2002, 2001 and 2000 were $2.58, $41.17 and $7.35, respectively, calculated using the Black-Scholes pricing model with the following weighted assumptions: 2002—expected dividend yield of 0.0%, risk-free interest rate of 2.9%, expected volatility of 95%, and expected life of 0.5 years; 2001—expected dividend yield of 0.0%, risk-free interest rate of 3.7%, expected volatility of 90%, and expected life of 0.5 years; 2000—expected dividend yield of 0.0%, risk-free interest rate of 6.0%, expected volatility of 80%, and expected life of 0.5 years.

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. As of September 30, 2002, approximately 942,852 shares of common stock have been reserved for issuance under the ESPP.

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

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. A total of 696,186, 284,918 and 453,296 shares of the Company’s common stock were issued under the ESPP in fiscal 2002, 2001, and 2000, respectively, at prices ranging from $2.62 per share to $68.69 per share.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Income Taxes

The provision for income taxes was as follows (in thousands):

	Year ended September 30,
	2002	2001	2000
Current:
Federal	$2,190	$—	$4,462
State	286	343	859
Foreign	108	7,568	4,678

Total Current	2,584	7,911	9,999

Deferred:
Federal	—	—	(907)
State	—	—	(220)
Foreign	—	2,100	(37)

Total Deferred	—	2,100	(1,164)

	$2,584	$10,011	$8,835

The current tax benefits resulting from the exercise of employee stock options are approximately $2.1 million, $2.3 million and $8.9 million in fiscal 2002, 2001 and 2000, respectively. These benefits are not included in the above provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

	As of September 30,
	2002	2001
Accruals and allowances not currently deductible	$1,772	$3,325
Depreciation and amortization	380	26
State taxes	186	(1,894)
Acquired intangible property	(4,170)	(4,943)
Tax credit carry-forwards	1,947	895
Other	—	—
Net operating loss carry-forwards	89,356	69,553

Total deferred tax assets	$89,472	$66,961
Valuation allowance	$(89,472)	$(66,961)

Net deferred tax assets	$—	$—

Included in gross deferred tax assets at September 30, 2002 is approximately $63.8 million which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses is accounted for as a credit to shareholders’ equity rather than as a reduction of income tax expense. Also included in gross deferred tax assets at September 30, 2002 is approximately $26.5 million, which pertains to preacquisition net operating loss carry-forwards of acquired companies. The Company has provided a valuation allowance to offset the net deferred tax assets, which primarily relate to US and foreign net operating loss carryforwards. The Company is unable to conclude that all the deferred tax assets are more likely than not to be realized from its US or foreign operations, as appropriate.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes was as follows (in thousands):

	Year ended September 30,
	2002	2001	2000
United States	$(3,844)	$479	$(8,763)
International	(11,249)	30,801	15,504

Total	$(15,093)	$31,280	$6,741

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34%, 35% and 34% to profit (loss) before taxes for fiscal 2002, 2001 and 2000, respectively, as follows (in thousands):

	Year ended September 30,
	2002	2001	2000
Income tax expense (benefit) at federal statutory rate	$(5,132)	$10,948	$2,292
State income taxes, net of federal benefits	100	223	422
Meals and entertainment	196	233	165
Nondeductible purchased research and development	204	—	3,878
Nondeductible goodwill from acquisitions	3,108	2,335	1,426
Foreign income at other than US rates	3,933	(3,265)	690
Valuation allowance	—	—	—
Tax credits	—	(587)	—
Other, net	175	124	(38)

	$2,584	$10,011	$8,835

As of September 30, 2002, the Company had net operating loss carryforwards for federal, state, and foreign purposes of approximately $193.9 million, $159.0 million, and $56.2 million, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2018. The state net operating loss carryforwards will expire, if not utilized, beginning in 2003. The foreign net operating loss carryforwards will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carry-forwards could be significantly reduced.

U.S. Income taxes were not provided for on the undistributed earnings of certain non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the United States.

Note 6.    Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 60% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions vest based on the participant’s length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2002, 2001 and 2000.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Geographic and Segment Information

The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment fault management and service assurance software.

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and Continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Year ended September 30,
	2002	2001	2000
Revenues:
United States	$70,310	$130,392	$78,536
United Kingdom	14,171	38,242	23,477
Other International	54,648	43,874	21,520

Total	$139,129	$212,508	$123,533

	As of September 30,
	2002	2001	2000
Identifiable assets:
United States	$194,965	$204,464	$179,715
International	67,018	69,174	17,296

Total	$261,983	$273,638	$197,011

Net assets:
United States	$151,117	$157,426	$147,273
International	40,111	42,755	5,250

Total	$191,228	$200,181	$152,523

Note 8.    Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next 9 years.

Rent expense was approximately $7.0 million, $4.5 million and $2.2 million for the years ended September 30, 2002, 2001 and 2000, respectively. As of September 30, 2002, future minimum lease payments under non-cancelable operating leases are approximately $6.0 million, $4.7 million, $4.0 million, $3.6 million, $3.5 million and $4.2 million for each of the years in the five-year period subsequent to September 30, 2002 and thereafter, respectively.

Note 9.    Restructuring Costs

The Company announced a restructuring plan that reduced the Company’s workforce by approximately 85 employees during the fiscal year ended September 30, 2002. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $4.2 million to cover the costs of severance

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and elimination of excess facilities. The following table sets forth the restructuring activity through September 30, 2002 (in thousands):

	Restructuring Charges	Cash Payments	Non cash Charges	Accrual balance at September 30, 2002
Facility costs	$1,264	$261	$32	$971
Severance and employment related charges	2,922	1,475	—	1,447

Total	$4,186	$1,736	$32	$2,418

Facility costs primarily represent $1.3 million in closure and downsizing costs related to offices in Europe and North America that were vacated as part of the restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of September 30, 2002, the remaining $1.0 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of 82 employees. The accrual balance of $1.4 million as of September 30, 2002 is expected to be paid by the end of fiscal year 2003.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and stockholders
Micromuse Inc.

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Mountain View, California
October 24, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company:

Name	Age	Position
Gregory Q. Brown	42	Chairman of the Board and Chief Executive Officer
Michael L. Luetkemeyer	53	Senior Vice President and Chief Financial Officer
James B. De Golia	53	Senior Vice President, General Counsel and Secretary
Michael S. Donohue	43	Senior Vice President, Sales and Business Operations

Gregory Q. Brown has served as Chairman and CEO of Micromuse Inc. since February 1999. On December 13, 2002, the Company announced that Mr. Brown is resigning as Chairman and CEO effective December 31, 2002, to assume a position as Executive Vice President of Motorola, Inc. and President and CEO of Motorola’s Communications, Government and Industrial Solutions Sector. He will retain his seat on the Micromuse Board of Directors. His 20 years of high-tech experience includes leadership positions in the telecommunications, data networking, cable TV and computer software industries. From September 1996 until joining Micromuse Inc., Mr. Brown served as president of Ameritech Custom Business Services. For the three years prior to his position at Custom Business Services, Mr. Brown was president of Ameritech New Media Inc. As president, Mr. Brown was responsible for all of Ameritech’s consumer cable TV operations. Before joining Ameritech in 1987, Mr. Brown held a variety of sales and marketing positions with AT&T in Detroit and IBM. In September 2001, Mr. Brown was appointed to the Board of Directors of R.R. Donnelley & Sons Company and was also elected to the Board of Trustees of the Walter Kaitz Foundation, a national organization dedicated to achieving diversity within the cable/broadband industry. Mr. Brown received his degree in Economics from Rutgers University in June 1982.

Michael L. Luetkemeyer was named Senior Vice President and Chief Financial Officer of Micromuse Inc. in October 2001. He has been appointed Chief Executive Officer of Micromuse on an interim basis effective January 1, 2003, and will retain his responsibilities as Chief Financial Officer. Mr. Luetkemeyer’s experience includes an extensive background in senior management of high-tech and scientific-engineering firms managing global finance organizations. Prior to Micromuse, Mr. Luetkemeyer was Senior Vice President and Chief Financial Officer at a network management software provider, Aprisma Management Technologies Inc. Before joining Aprisma in 2000, Mr. Luetkemeyer was CFO at Rawlings Sporting Goods, a provider of sports equipment, and at Electronic Retailing Systems, a technology start-up. Mr. Luetkemeyer has held a variety of senior finance positions throughout his career, including more than 10 years with General Electric, where he served with GE Aerospace, GE Semiconductor and GE Plastics. Mr. Luetkemeyer graduated from Southwest Missouri State in 1972 with a BS in Finance. He earned his Masters in Economics from the University of Missouri in 1975 and a BS in Accounting from Rollins College in 1985.

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

Michael S. Donohue, joined Micromuse as Vice President, Western Region Sales in December 1998. He was promoted to his present position to Senior Vice President, World-Wide Sales in March 1999. Before joining Micromuse, Mr. Donohue held senior vice president and corporate officer positions at Computer Associates. At Computer Associates, Mr. Donohue was responsible for selling to organizations with revenues in excess of $100 million in the western states. In addition, he was part of the sales team that launched the CA Unicenter® enterprise management software line. Prior to Computer Associates, Mr. Donohoe held sales, technical and management positions at Texas Instruments and Storage Technology Corporation over a 10 year period from 1981-1991. Mr. Donohoe received his degree in Operations Management from the University of Arizona in 1981.

The information regarding directors and Section 16 reporting compliance required by Item 10 is incorporated herein by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference from the section entitled “Executive Compensation” and other relevant portions of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of September 30, 2002, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. All compensation plan share numbers have been adjusted to reflect the effect of the two-for-one stock splits declared payable in February and December 2000.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by stockholders(1)	10,249,627	(3)	$24.90	5,988,518	(4)
Equity compensation plans not approved by stockholders(2)	1,895,922		$8.90	692,155	(5)

Total	12,145,549		$22.40	6,680,673

(1)	Consists of the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), and the 1998 Employee Stock Purchase Plan (the “Purchase Plan”).
(2)
Equity compensation plans or arrangements not approved by stockholders are described following this table and consist of the 1998 Non-Officer Stock Option/Stock Issuance Plan (the “Non-Officer Plan”), a warrant issued as compensation to an executive search firm for services in hiring an officer of the Company, and a portion of the total options granted to Gregory Q. Brown in connection with his initial 1999 employment agreement to serve as the Company’s Chief Executive Officer. The Company’s past acquisitions of other companies have not resulted in the Company assuming acquired company plans or issuing options to acquired company employees in respect of acquired company options previously held. Any options otherwise granted to former employees of acquired companies were granted under the 1997 Plan.

(3)
This number does not include purchase rights accrued under the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to 5,000 shares of Common Stock at semi-annual intervals on the last day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(4)
This number includes the remaining 5,045,666 shares that may be issued under future grants of awards as of September 30, 2002, under the 1997 Plan (which awards may include grants of options or direct issuances of stock), and the remaining 942,852 shares reserved for future purchase as of September 30, 2002, under the Purchase Plan, subject to the following automatic share reserve increase provisions. The 1997 Plan provides that the number of shares of common stock available for issuance under that plan shall automatically increase on October 1 of each fiscal year during the term of the plan, beginning with October 1, 1999, by an amount equal to the lesser of 4,000,000 shares or 5% of the total number of shares then outstanding. The Purchase Plan provides that the number of shares available for purchase under that plan shall automatically be increased by 640,000 shares on the first day (October 1) of each fiscal year during the term of the plan, beginning with October 1, 1999.

(5)
This number includes the remaining number of shares that may be issued under future grants of awards as of September 30, 2002, under the Non-Officer Plan (which awards may include grants of options or direct issuances of stock).

Description of Plans and Arrangements Not Approved by Stockholders

Non-Officer Plan.    The Non-Officer Plan was adopted by the Company’s Board of Directors in December 1998 and was not submitted to a vote of or approved by the Company’s stockholders. Options or stock may be granted under this plan to employees, consultants, or independent advisors of the Company (or any parent or subsidiary corporation) who are neither officers nor directors at the time of grant. This plan originally reserved 2,400,000 shares of Common Stock for issuance under the plan, subject to annual increases described in note (5) to the table above. The purchase price per share shall be fixed by the plan administrator, but shall not be less than 85% of the fair market value per share of Common Stock on the award grant date. Each option has a maximum term of 10 years, vests in installments (which has generally been over a 4 year period of the optionee’s service with the Company), and must normally be exercised within 3 months after termination of employment. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring company. All options granted under this plan are non-statutory options for federal income tax purposes. As of September 30, 2002, options covering 741,601 shares of Common Stock were outstanding under this plan, 692,155 shares remained available for future option grants, and options covering 966,244 shares had been exercised.

Employment Agreement with Mr. Brown.    Under the terms of the February 17, 1999, Employment Agreement initially employing Gregory Q. Brown as the Company’s Chief Executive Officer, and in addition to the salary and other employment terms set forth in the agreement, he received options to purchase a total of 3,200,000 shares of the Company’s Common Stock (such total being 800,000 shares before the 2000 stock splits). Of these total option shares, 1,280,000 shares vested after 18 months of continuous employment; 1,280,000 shares have been vesting monthly over his first 48 months of employment; and 640,000 shares, because of superior Company performance in fiscal year 2000, vested over a 24 month period commencing October 1, 2000. If the Company experiences a change in control, and Mr. Brown is terminated (not for cause or permanent disability), all of Mr. Brown’s unvested option shares will then become vested. Due to the 1997 Plan limit on the number of options granted in any one calendar year to a single person, the Company has treated the grant to Mr. Brown of the option for 1,280,000 shares which have been vesting over his 48 months of service as granted outside the 1997 Plan (with the balance of the foregoing options being granted under the 1997 Plan). As of September 30, 2002, 1,100,000 shares under the option grant made outside the 1997 Plan remained unexercised and are included column (a) in the table above.

Warrant.    In connection with the hiring of Michael L. Luetkemeyer as the Company’s Chief Financial Officer in October 2001, the Company issued a warrant to an executive search firm as part of that firm’s compensation for services. The warrant was issued October 1, 2001, expires October 1, 2004, and entitles the holder to purchase, prior to expiration of the warrant, 54,321 shares of the Company’s Common Stock at an exercise price of $5.42 per share. In lieu of exercising the warrant by paying the exercise price in cash, the holder may from time to time convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

Item 13.    Certain Relationships and Related Transactions

Information related to Item 13 is incorporated herein by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

Item 14.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the date of filing this report, have concluded that, as of that date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)
Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date described above.

PART IV

Item 15.    Exhibits, Financial Statements Schedule, and Reports on Form 8-K

(a)(1)   Financial Statements

See the Consolidated Statements beginning on page 34 of this Form 10-K.

(2)   Financial Statement Schedule

See the Financial Statement Schedule at page 63 of this Form 10-K.

(3)   Exhibits

See Exhibit Index at page 64 of this Form 10-K.

(b)	Reports on Form 8-K.

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

A current report on Form 8-K/A was filed with the Securities and Exchange Commission by Micromuse on September 23, 2002, to amend the Registrant’s Current Report on Form 8-K filed on July 24, 2002, to include financial statement and pro forma information.

(c)	See Exhibit Index at page 64 of this Form 10-K.

(d)	See the Consolidated Financial Statements beginning on page 34 and Financial Statement Schedule at page 63 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMUSE INC.

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer
Date: December 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ GREGORY Q. BROWN (Gregory Q. Brown)	Chairman and Chief Executive Officer (Principal Executive Officer)	December 23, 2002

/s/ MICHAEL L. LUETKEMEYER (Michael L. Luetkemeyer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2002

/s/ MICHAEL E.W. JACKSON (Michael E.W. Jackson)	Director	December 23, 2002

/s/ KATRINKA B. MCCALLUM (Katrinka B. McCallum)	Director	December 23, 2002

/s/ DAVID C. SCHWAB (David C. Schwab)	Director	December 23, 2002

/s/ KATHLEEN M.H. WALLMAN (Kathleen M.H. Wallman)	Director	December 23, 2002

CERTIFICATIONS

I, Gregory Q. Brown, certify that:

1.    I have reviewed this annual report on Form 10-K of Micromuse Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002

By:	/s/ GREGORY Q. BROWN
Gregory Q. Brown Chairman and Chief Executive Officer

I, Michael L. Luetkemeyer, certify that:

1.    I have reviewed this annual report on Form 10-K of Micromuse Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2002, 2001 and 2000
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended September 30, 2002	$4,238	677	(1,173)	$3,742
Year Ended September 30, 2001	$1,472	3,156	(390)	$4,238
Year Ended September 30, 2000	$282	1,217	(27)	$1,472

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

10.1(3)	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

10.2(3)	1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended.*

10.3(3)	1998 Employee Stock Purchase Plan.*

10.4(3)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

10.5(3)	Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

10.6(3)	Office lease dated as of March 3, 1997, by and between Micromuse plc, Marldown Limited and Christopher J. Dawes.

10.7(3)	Office lease dated as of March 3, 1993, by and between Micromuse plc, Guildquote Limited and Christopher J. Dawes.

10.8(4)	Employment Agreement as of February 17, 1999, by and between Gregory Q. Brown and Micromuse Inc.*

10.9(5)	First amendment to office lease, dated as of October 25, 2000, by and between the Registrant and SOMA Partners, L.P.

10.10(6)	Offer of employment as of July 12, 2001, by and between Katrinka B. McCallum and Micromuse Inc.*

10.11	1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.12	Employment Agreement as of October 1, 2001, by and between Michael L. Luetkemeyer and Micromuse Inc.*

10.13	Employment Continuation Agreement by and between Michael Donohue and Micromuse Inc.*

21.1	Subsidiaries of the Registrant.

23.1	Report on Schedule and Consent of Independent Auditors.

99.1	Certification of Chief Executive Officer and the Chief Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(2)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 13, 1998.
(3)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on February 12, 1998.
(4)	Incorporated by reference from exhibit number 10.10 in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(5)	Incorporated by reference from exhibit number 10.13 in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(6)	Incorporated by reference from exhibit number 10.14 in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
*	Indicates management contracts.