Form 10-Q
period 2002-12-31
MICROMUSE INC
filed 2003-02-13
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-23783

MICROMUSE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3288385
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

139 TOWNSEND STREET

SAN FRANCISCO, CALIFORNIA 94107

(415) 538-9090

(Address, including ZIP code, and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

74,969,725 shares of Common Stock, $0.01 par value, were outstanding as of January 31, 2003

MICROMUSE INC.

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$135,470	$117,218
Short-term investments	37,031	42,126
Billed receivables, net	12,755	18,386
Prepaid expenses and other current assets	5,663	5,760

Total current assets	190,919	183,490
Property and equipment, net	8,245	9,534
Long-term investments	28,236	28,293
Goodwill and other intangible assets, net	41,369	40,666

	$268,769	$261,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,853	$2,374
Accrued expenses	26,086	25,205
Income taxes payable	6,723	6,652
Deferred revenue	49,515	36,524

Total current liabilities	85,177	70,755
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 75,279 and 75,194 shares outstanding as of December 31, 2002 and September 30, 2002, respectively	753	752
Additional paid-in capital	196,459	196,048
Treasury stock	(2,657)	(2,657)
Accumulated comprehensive loss	(1,622)	(899)
Accumulated deficit	(9,341)	(2,016)

Total stockholders’ equity	183,592	191,228

	$268,769	$261,983

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,
	2002	2001
Revenues:
License	$13,423	$23,216
Maintenance and services	13,674	16,831

Total revenues	27,097	40,047

Cost of revenues:
License	1,076	1,595
Maintenance and services	3,289	5,208

Total cost of revenues	4,365	6,803

Gross profit	22,732	33,244

Operating expenses:
Sales and marketing	14,442	18,085
Research and development	7,421	7,570
General and administrative	4,066	4,938
Amortization of goodwill and other intangible assets	1,552	2,767
Purchased in-process research and development	142	—
Restructuring costs	3,329	—
Executive recruiting costs	—	449

Total operating expenses	30,952	33,809

Loss from operations	(8,220)	(565)
Other income, net	1,380	1,608

Income (loss) before income taxes	(6,840)	1,043
Income tax provision	485	427

Net income (loss)	$(7,325)	$616

Per share data:
Basic net income (loss)	$(0.10)	$0.01
Diluted net income (loss)	$(0.10)	$0.01
Weighted average shares used in computing:
Basic net income (loss) per share	75,241	74,043
Diluted net income (loss) per share	75,241	78,246

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(7,325)	$616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,654	5,066
Purchased in-process research & development	142	—
Non-cash compensation expense related to restructuring	54	—
Non-cash compensation expense related to issuance of warrant	—	170
Tax benefit related to exercise of stock options	203	—
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	5,888	2,003
Prepaid expenses and other current assets	208	2,789
Accounts payable	457	508
Accrued expenses	438	(2,970)
Income taxes payable	65	688
Deferred revenue	12,483	(621)

Net cash provided by operating activities	16,267	8,249

Cash flows from investing activities:
Capital expenditures	(216)	(1,073)
Investment proceeds, net	5,154	(2,376)
Acquisition of net assets, net of cash acquired	(2,008)	—

Cash provided by (used in) investing activities	2,930	(3,449)

Cash flows from financing activities:
Proceeds from issuance of common stock	155	1,587

Net cash provided by financing activities	155	1,587

Effects of exchange rate changes on cash and cash equivalents	(1,100)	(807)

Net increase in cash and cash equivalents	18,252	5,580
Cash and cash equivalents at beginning of period	117,218	138,581

Cash and cash equivalents at end of period	$135,470	$144,161

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2002. The September 30, 2002, consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the quarter ended December 31, 2002 were options to acquire 15.2 million shares of common stock and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter ended December 31, 2001 were options to acquire 9.5 million shares of common stock because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

MICROMUSE INC.

	Three months ended December 31,
	2002	2001
Numerator for basic and diluted net income (loss)	$(7,325)	$616

Denominator for basic net income (loss) per share—weighted-average shares outstanding	75,241	74,043
Dilutive effect of:
Common stock options	—	4,149
Warrants	—	54

Denominator for diluted net income (loss) per share	75,241	78,246

Concentration of Revenues

One third-party distributor customer accounted for approximately 20% and 15% of revenues for the quarters ended December 31, 2002 and 2001, respectively. Another third party distributor also accounted for approximately 15% of revenues for the quarter ended December 31, 2001, primarily related to a transaction with one end-user customer. One end-user customer accounted for 17% of revenues for the quarter ended December 31, 2002.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $3.8 million and $3.7 million as of December 31, 2002 and September 30, 2002, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarters ended December 31, 2002 and 2001 was $723,000 and $661,000, respectively.

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

MICROMUSE INC.

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended December 31,
	2002	2001
Revenues:
United States	$18,851	$21,277
United Kingdom	2,114	4,820
Other international	6,132	13,950

Total	$27,097	$40,047

	December 31, 2002	September 30, 2002
Long—lived assets:
United States	$31,381	$30,710
Other international	18,233	19,490

Total	$49,614	$50,200

Recent Pronouncements

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations, will be reclassified to goodwill. The Company adopted SFAS No. 142 on October 1, 2002. Upon adoption, approximately $16.3 million of goodwill will no longer be amortized but will be tested annually for impairment. In the quarter ended March 31, 2003, the Company will perform its transitional goodwill impairment test required under SFAS No. 142.

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Three months ended December 31,
	2002	2001
Net income (loss)—as reported	$(7,325)	$616
Adjustments:
Amortization of goodwill	—	1,717
Amortization of assembled workforce	—	101

Net adjustments	—	1,818

Net income (loss)—as adjusted	$(7,325)	$2,434

MICROMUSE INC.

Basic and diluted net income (loss) per common share—as reported	$(0.10)	$0.01
Basic and diluted net income (loss) per common share—as adjusted	$(0.10)	$0.03
Weighted average common shares outstanding used in calculating net income (loss) per common share
Basic	75,241	74,043
Diluted	75,241	78,246

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset’s, which is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. SFAS No. 144 supersedes certain provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the provisions of SFAS No. 148 in the quarter ending March 31, 2003. Management believes that the adoption of the provision of SFAS No. 148 will not have a material effect on the Company’s consolidated financial statements.

Note 2. Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company will pay up to $2.7 million in cash and has assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, with the remainder payable in connection with certain earnouts in relation to certain revenue, development and employee retention

MICROMUSE INC.

goals, until the quarter ending December 31, 2003. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

A summary of the allocation of the initial purchase price is as follows (in millions):

Total tangible liabilities, net	$(1.3)
Intangible assets:
In-process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	0.8

Total intangible assets	2.3

Total	$1.0

At the time of the acquisition, the estimated aggregate fair value of Lumos’ research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.1 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, will be tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired. Identifiable intangible assets will be amortized on a straight line basis over a period ranging from six months to two years.

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with Lumos’ results of operations for the quarter ending December 31, 2002 and 2001, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

	Quarter ended December 31,
	2002	2001
	(unaudited)
Revenues	$27,949	$41,100
Net loss	$(8,038)	$(388)
Net loss per share:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)
Shares used in per share computation:
Basic	75,241	74,043
Diluted	75,241	74,043

MICROMUSE INC.

Note 3. Restructuring Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company announced and implemented two separate restructuring plans.

The fiscal 2002 restructuring plan, which was announced during the quarter ended September 30, 2002, resulted in a decrease of the Company’s workforce by 85 employees and the elimination of excess facilities. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $4.2 million in the quarter ended September 30, 2002.

The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.3 million, relating to severance and employment related charges.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $2.7 million as of December 31, 2002 is expected to be paid by December 21, 2003.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of December 31, 2002, the remaining $0.7 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the quarter ended December 31, 2002 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan Severance	Total
	Facility	Severance
Accrual balance at September 30, 2002	$971	$1,447	$—	$2,418
Restructuring Charges	—	—	3,329	3,329
Amount Utilized:
Cash Paid	218	518	1,254	1,990
Non cash charges	51	—	54	105

Accrual balance at December 31, 2002	$702	$929	$2,021	$3,652

MICROMUSE INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on December 23, 2002.

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

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable realtime fault management and service assurance—the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact.

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

Recent Events

On December 13, 2002, the Company announced that Gregory Q. Brown would resign as Chairman and Chief Executive Officer but will retain his seat on the Micromuse Board of Directors. On January 1, 2003, Mike Luetkemeyer, Senior Vice President and Chief Financial Officer, assumed the role of CEO on an interim basis. On December 19, 2002, we acquired Lumos Technologies Inc., a developer of sophisticated technology for managing Layer 1 networks headquartered in Santa Monica, California, for cash and assumption of debt, as described in Note 2 of the Condensed Consolidated Financial Statements included in this report.

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

MICROMUSE INC.

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

We believe the following are the critical accounting policies and estimates that are used in the preparation of our consolidated financial statements:

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

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

–	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user.

–	Delivery has occurred: Delivery is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. In the case of arrangements with resellers and OEM’s, revenue is recognized upon sell-through. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end-user and sell-through shipping reports, usually identifying the “ship to” location.

MICROMUSE INC.

-	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

-	Collection is probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Allowance for Doubtful Accounts. We regularly review the adequacy of our allowance for doubtful accounts after considering the components of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on its risk category. In addition, we maintain a general reserve for all invoices by applying a percentage based on each 30-day aged category. In determining these percentages, we analyze our historical collection experience by region and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not accurately reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

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

MICROMUSE INC.

estimate the value of the goodwill based on the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition.

Restructuring-related Assessments. Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which is the loss after the Company’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. We have estimated that if we were unable to find a suitable tenant to sublease the facilities until expiration of the leases, we would incur a maximum additional amount of approximately $1.0 million. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, health benefits and other termination costs as well as the estimated legal costs. Severance and employment-related charges for the fiscal 2003 restructuring plan could be higher than we have estimated should there be additional arbitration and legal proceedings.

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

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended December 31,
	2002	2001
As a Percentage of Total Revenues:
Revenues:
License	49.5%	58.0%
Maintenance and services	50.5%	42.0%

Total revenues	100.0%	100.0%

Cost of revenues:
License	4.0%	4.0%
Maintenance and services	12.1%	13.0%

Total cost of revenues	16.1%	17.0%

Gross profit	83.9%	83.0%

Operating expenses:
Sales and marketing	53.3%	45.1%
Research and development	27.4%	18.9%
General and administrative	15.0%	12.3%
Amortization of goodwill and other intangible assets	5.7%	6.9%
Purchased in-process research and development	0.5%	0.0%
Restructuring costs	12.3%	0.0%
Executive recruiting costs	0.0%	1.2%

Total operating expenses	114.2%	84.4%

Loss from operations	(30.3%)	(1.4%)
Other income, net	5.1%	4.0%

Income (loss) before income taxes	(25.2%)	2.6%
Income tax provision	1.8%	1.1%

Net income (loss)	(27.0%)	1.5%

As a Percentage of Related Revenues:
Cost of license revenues	8.0%	6.9%
Cost of maintenance and services revenues	24.1%	30.9%

MICROMUSE INC.

Revenues. Revenues decreased to $27.1 million in the quarter ended December 31, 2002, from $40.0 million in the comparable period of the prior year. License revenues decreased to $13.4 million in the quarter ended December 31, 2002, from $23.2 million in the comparable period of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Maintenance and services revenues decreased to $13.7 million in the quarter ended December 31, 2002, from $16.8 million in the comparable period of the prior year. The decrease in maintenance and services revenues was a result of the related decrease in license revenue and lower overall services revenue. License revenues as a percentage of total revenues was 49.5% and in the quarter ended December 31, 2002, as compared to 58.0% in the comparable period of the prior year.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 8.0% in the quarter ended December 31, 2002, as compared to 6.9% in the comparable period of the prior year. The increase was mainly due to a change in the mix of license revenue in the current quarter. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 24.1% in the quarter ended December 31, 2002, from 30.9% in the comparable period of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue, economies of scale, and the decrease in headcount, facilities, and travel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $14.4 million in the quarter ended December 31, 2002, from $18.1 million in the comparable period of the prior year. This decrease was primarily due to the decrease in sales commission as a result of the related decrease in revenue and a decrease in personnel related costs as a result of lower headcount and travel expenditures. Sales and marketing expenses as a percentage of total revenues increased to 53.3% in the quarter ended December 31, 2002, from 45.1% in the comparable period of the prior year.

Research and Development Expenses. Research and development expenses decreased to $7.4 million in the quarter ended December 31, 2002, from $7.6 million in the comparable period of the prior year. The decrease was primarily due to the decrease in headcount and travel related expenditures. Research and development costs as a percentage of total revenues have increased to 27.4% in the quarter ended December 31, 2002, as compared to 18.9% in the same period of the prior year.

General and Administrative Expenses. General and administrative expenses decreased to $4.1 million in the quarter ended December 31, 2002, from $4.9 million in the comparable period of the prior year. The decrease in general and administrative expenses was primarily due to lower bad debt expense and a decrease in headcount, which were partially offset by an increase in professional fees. General and administrative expenses as a percentage of revenues have increased to 15.0% in the quarter ended December 31, 2002, from 12.3% in the comparable period of the prior year.

Amortization of Goodwill and Other Intangible Assets. The charge of $1.6 million and $2.8 million in the quarter ended December 31, 2002 and 2001, respectively, reflects the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years. The decrease was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

MICROMUSE INC.

Purchased In-Process Research and Development. For each of our acquisitions, we allocated part of the purchase price to developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. For the acquisition of Lumos Technologies Inc. in December 2002, we concluded that the purchased IPR&D of $0.1 million had not yet reached technological feasibility and had no alternative use. Therefore, we expensed these costs at the time of the purchase, according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

Restructuring Costs. During the quarter ended December 31, 2002, we incurred $3.3 million in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 3 of Notes to Condensed Consolidated Financial Statements.)

Executive Recruiting Costs. The executive recruiting costs of $0.4 million in the quarter ended December 31, 2001 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net. Other income decreased to $1.4 million in the quarter ended December 31, 2002, from $1.6 million in the comparable period of the prior year. This net decrease was primarily due to the decline in interest rates over the past year.

Provision for Income Taxes. Income taxes showed a charge of $0.5 million in the quarter ended December 31, 2002, as compared to $0.4 million in the comparable periods of the prior year. Although we had a loss before income tax, we had a tax expense as we had income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions.

Liquidity and Capital Resources

As of December 31, 2002, we had $135.5 million in cash and cash equivalents and $65.3 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net increase in cash and cash equivalents in the quarter ended December 31, 2002, was due primarily to net loss adjusted for non-cash expenses, the decrease in billed receivables and prepaid expenses and other current assets, the increase in accounts payable and accrued expenses, the increase in deferred revenue, the net proceeds from the maturity of investments and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by capital expenditures and the acquisition of Lumos Technologies Inc.

As of December 31, 2002, the Company’s principal commitments consisted of obligations under operating leases.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 550 employees on December 31, 2002, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In the quarters ended September 30, 2002 and December 31, 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must execute our sales strategy and further develop products and expand service capabilities, while managing future operations by

MICROMUSE INC.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 38%, 48% and 42% of our total revenues in the three months ended December 31, 2002, fiscal 2002 and fiscal 2001, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens), Sun Microsystems and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 71%, 74% and 79% of our total revenues in the three months ended December 31, 2002, fiscal 2002 and fiscal 2001, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

MICROMUSE INC.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

•	customer’s internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Compaq and Hewlett-Packard;

•	vendors of network and systems management frameworks including Computer Associates International, Inc.;

•	vendors of network and systems management applications including Hewlett-Packard Company and BMC Software, Inc;

•	providers of specific market applications; and

•	systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation, Team Telecom International Ltd. and Agilent Technologies, Inc.

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

On December 13, 2002, we announced that Gregory Q. Brown is resigning as Chairman and Chief Executive Officer, to assume a position as Executive Vice President of Motorola, Inc. and President and CEO of Motorola’s Communications, Government and Industrial Solutions Sector. Michael L. Luetkemeyer, Senior Vice President and Chief Financial Officer, has been appointed Chief Executive Officer of Micromuse on an interim basis effective January 1, 2003, and will retain his responsibilities as Chief Financial Officer. Our Board of Directors is currently undertaking a search for the Chief Executive Officer position, and have stated in our public conference call on December 13, 2002, that Mr. Luetkemeyer is expected to be a potential candidate for that position.

MICROMUSE INC.

On September 30, 2002, Katrinka McCallum resigned her position as Chief Operating Officer. We do not currently intend to appoint an individual to fill that position.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc, a developer of flexible object modeling and root-cause analysis software. In December 2002, we completed the acquisition of Lumos Technologies Inc., a developer of sophisticated technology for managing Layer 1 networks. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

MICROMUSE INC.

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

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Revenues” in Notes to Condensed Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

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

MICROMUSE INC.

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

Our products operate on third-party software platforms and we could lose market share if our products do not operate on the hardware and software operating platforms employed by our customers. Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc., International Business Machines Corporation, Hewlett-Packard Company, and Cisco Systems, Inc. and by vendors of relational database software, particularly Oracle Corporation and Sybase, Inc., could harm our business.

Our efforts to protect our intellectual property may not be adequate, and a third-party has made claims that we are infringing its proprietary rights.

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

While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights or that we have not fulfilled the terms of agreements with them. On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse in the U.S. District Court for the District of New Hampshire. See Part II, Item 1, Legal Proceedings, for additional information relating to this matter.

Any litigation, whether against us or brought by us, may be time consuming and could result in substantial costs and diversion of our human resources. The Aprisma matter is in a preliminary stage and we cannot predict its outcome with certainty. Management believes that Micromuse has strong defenses to Aprisma’s claims including non-infringement of the patents by Micromuse’s products and invalidity of Aprisma’s patents. However, management is aware that the litigation process is inherently uncertain on any individual claims. Additionally, litigation involving intellectual property, such as the Aprisma matter, can become complex and extend for a protracted time, which may increase the cost of such litigation. Protracted litigation may also divert the efforts and attention of some of our key management and technical personnel. Should the outcome of this litigation be adverse to us, we may be required to pay monetary damages to Aprisma, and we could be enjoined from selling any of our products found to infringe Aprisma’s patents without a license from Aprisma, which may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of December 31, 2002, we had approximately $41.4 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft and Lumos. We regularly perform reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit.

MICROMUSE INC.

No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended March 31, 2003, the Company will perform its transitional goodwill impairment test required under SFAS No. 142.

Future sales of our common stock may affect the market price of our common stock.

As of December 31, 2002, we had approximately 75.3 million shares of common stock outstanding, excluding approximately 15.2 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

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

MICROMUSE INC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 2002, no hedging contracts were outstanding.

We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 3.1%.

MICROMUSE INC.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Michael L. Luetkemeyer, currently serving as our interim Chief Executive Officer and as our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the date of filing this report, has concluded that, as of that date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

MICROMUSE INC.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. This complaint alleges that our network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks preliminary and permanent injunctive relief as well as unspecified compensatory and enhanced damages, attorneys fees, interest, costs and expenses. Aprisma has not yet served us with this complaint. Micromuse has received preliminary advice from its patent counsel of the availability of a variety of defenses to Aprisma’s claims, including invalidity of the patents, non-infringement of the patents by Micromuse’s products and other equitable defenses. We will vigorously defend our position in the appropriate venue if Aprisma proceeds with this action. Given that litigation matters are inherently unpredictable and this matter is at a preliminary stage, we cannot predict the outcome of this matter with certainty. See “Risk Factor entitled “Our efforts to protect our intellectual property may not be adequate, and a third-party has made claims that we are infringing its proprietary rights.”

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on January 31, 2003 in San Francisco, California. Of the 74,873,299 shares outstanding as of the record date, 66,877,010 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

Nominee	Votes for	Votes Withheld	Broker Non-Votes
Michael L. Luetkemeyer	66,659,456	217,554	0
David C. Schwab	64,853,136	2,023,874	0

(2) To ratify the Company’s appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2003.

Votes For	65,243,895
Votes Against	1,616,360
Votes Abstaining	16,755
Broker Non-Votes	0

Item 5. Other Information.

Not applicable.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.14	Employment Continuation Agreement by and between Michael Foster and Micromuse Inc*

99.1	Certification of Principal Executive and Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contracts

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on December 2, 2002, to report our agreement to acquire Lumos Technologies Inc.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on December 13, 2002, to announce the following: (i) the resignation of Greg Brown as the Chairman and Chief Executive Officer and his acceptance of a senior executive officer position at Motorola Inc., and that Mike Luetkemeyer will retain his CFO responsibilities and assume role of Micromuse CEO on the interim basis starting January 1, 2003, (ii) David Schwab’s appointment as Chairman effective January 1, 2003, and (iii) the Company expects to meet or exceed current First Call consensus estimates for revenue and pro forma earnings per share in the quarter ending December 31, 2002.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on January 2, 2003, to report the completed acquisition of Lumos Technologies Inc., effective December 19, 2002.

MICROMUSE INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2003.

MICROMUSE INC. (Registrant)

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Interim Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

MICROMUSE INC.

CERTIFICATIONS

I, Michael L. Luetkemeyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Micromuse Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Interim Chief Executive Officer and Chief Financial Officer