Form 10-Q
period 2003-03-31
MICROMUSE INC
filed 2003-05-13
CIK 1036425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☐ No ☒

75,767,894 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2003

MICROMUSE INC.

Signature	38

Certifications	39

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)
(Unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$117,268	$117,218
Short-term investments	48,100	42,126
Billed receivables, net	8,846	18,386
Prepaid expenses and other current assets	6,112	5,760

Total current assets	180,326	183,490

Property and equipment, net	6,776	9,534
Long-term investments	39,059	28,293
Goodwill and other intangible assets, net	40,094	40,666

	$266,255	$261,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,623	$2,374
Accrued expenses	19,783	25,205
Income taxes payable	6,693	6,652
Deferred revenue	48,349	36,524

Total current liabilities	79,448	70,755

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 76,008 and 75,194 shares outstanding as of March 31, 2003 and September 30, 2002, respectively	760	752
Additional paid-in capital	198,930	196,048
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,876)	(899)
Accumulated deficit	(8,350)	(2,016)

Total stockholders’ equity	186,807	191,228

	$266,255	$261,983

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Revenues:
License	$18,598	$24,639	$32,021	$47,855
Maintenance and services	13,437	14,399	27,111	31,230

Total revenues	32,035	39,038	59,132	79,085

Cost of revenues:
License	1,748	1,506	2,824	3,101
Maintenance and services	2,949	4,605	6,238	9,813

Total cost of revenues	4,697	6,111	9,062	12,914

Gross profit	27,338	32,927	50,070	66,171

Operating expenses:
Sales and marketing	14,478	18,092	28,920	36,177
Research and development	7,096	8,060	14,517	15,630
General and administrative	4,021	4,079	8,087	9,017
Amortization of goodwill and other intangible assets	1,469	2,767	3,021	5,534
Purchased in process research and development	—	—	142	—
Restructuring costs	—	—	3,329	—
Executive recruiting costs	—	—	—	449

Total operating expenses	27,064	32,998	58,016	66,807

Income (loss) from operations	274	(71)	(7,946)	(636)
Other income, net	1,263	1,305	2,643	2,913

Income (loss) before income taxes	1,537	1,234	(5,303)	2,277
Income tax provision	546	815	1,031	1,242

Net income (loss)	$991	$419	$(6,334)	$1,035

Per share data:
Basic net income (loss)	$0.01	$0.01	$(0.08)	$0.01
Diluted net income (loss)	$0.01	$0.01	$(0.08)	$0.01
Weighted average shares used in computing:
Basic net income (loss) per share	75,744	74,429	75,490	74,233
Diluted net income (loss) per share	77,942	77,663	75,490	77,858

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(6,334)	$1,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,819	10,054
Purchased in process research & development	142	—
Non-cash compensation expense related to restructuring	54	—
Non-cash compensation expense related to issuance of warrant	—	170
Tax benefit related to exercise of stock options	623	634
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	9,735	2,765
Prepaid expenses and other current assets	(302)	3,916
Accounts payable	2,260	(3,590)
Accrued expenses	(5,716)	(5,355)
Income taxes payable	38	699
Deferred revenue	11,581	771

Net cash provided by operating activities	18,900	11,099

Cash flows from investing activities:
Capital expenditures	(462)	(1,589)
Investment purchases, net	(16,738)	(48,864)
Acquisition of net assets, net of cash acquired	(2,190)	—

Cash used in investing activities	(19,390)	(50,453)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,206	4,712

Net cash provided by financing activities	2,206	4,712

Effects of exchange rate changes on cash and cash equivalents	(1,666)	(1,417)

Net increase (decrease) in cash and cash equivalents	50	(35,789)
Cash and cash equivalents at beginning of period	117,218	138,581

Cash and cash equivalents at end of period	$117,268	$102,792

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the six months ended March 31, 2003 were options to acquire 14.1 million shares of common stock and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter ended March 31, 2003 and 2002, were options to acquire 9.8 million and 6.1 million shares of common stock, respectively. For the six months ended March 31, 2002, options to acquire 6.2 million shares of common stock were excluded from the computation of diluted earnings per share. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

MICROMUSE INC.

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Numerator for basic and diluted net income (loss)	$991	$419	$(6,334)	$1,035

Denominator for basic net income (loss) per share – weighted-average shares outstanding	75,744	74,429	75,490	74,233
Dilutive effect of:
Common stock options	2,144	3,180	—	3,571
Warrants	54	54	—	54

Denominator for diluted net income (loss) per share	77,942	77,663	75,490	77,858

Concentration of Revenues

One third-party distributor customer accounted for approximately 46% and 34% of revenues for the quarter and six months ended March 31, 2003, as compared to 23% and 19% in the same periods of the prior year. One end-user customer accounted for 33% and 18% of revenues for the quarter and six months ended March 31, 2003. Another end-user customer accounted for approximately 12% of revenues for the quarter ended March 31, 2002. No one end-user customer accounted for greater than 10% of revenues for the six months ended March 31, 2002.

Billed Receivables

Billed receivables includes an allowance for doubtful accounts of $2.5 million and $3.7 million as of March 31, 2003 and September 30, 2002, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarters ended March 31, 2003 and 2002, was $254,000 and $322,000, respectively. Other comprehensive loss, net of tax, for the six months ended March 31, 2003 and 2002, was $977,000 and $983,000, respectively.

Stock-Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on December 23, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

MICROMUSE INC.

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$991	$419	$(6,334)	$1,035
Less: Compensation expense, net of tax	9,177	12,055	18,113	24,698

Adjusted net loss, as reported	$(8,186)	$(11,636)	$(24,447)	$(23,663)

Net income (loss) per share:
Basic – as reported	$0.01	$0.01	$(0.08)	$0.01
Basic – as adjusted	$(0.11)	$(0.16)	$(0.32)	$(0.32)
Diluted – as reported	$0.01	$0.01	$(0.08)	$0.01
Diluted – as adjusted	$(0.11)	$(0.16)	$(0.32)	$(0.32)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Revenues:
United States	$21,816	$19,202	$40,667	$41,479
United Kingdom	2,788	3,808	4,902	8,628
Other international	7,431	16,028	13,563	28,978

Total	$32,035	$39,038	$59,132	$79,085

	March 31, 2003	September 30, 2002

Long - lived assets:
United States	$29,576	$30,710
International	17,294	19,490

Total	$46,870	$50,200

MICROMUSE INC.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill is now tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations, were reclassified to goodwill. The Company adopted SFAS No. 142 on October 1, 2002. Upon adoption, approximately $16.3 million of goodwill was no longer amortized but is tested annually for impairment. In the quarter ended March 31, 2003, the Company performed its transitional goodwill impairment test required under SFAS No. 142 and concluded no goodwill was impaired on adoption.

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Net income (loss) – as reported	$991	$419	$(6,334)	$1,035
Adjustments:
Amortization of goodwill	—	1,809	—	3,526
Amortization of assembled workforce	—	101	—	202

Net adjustments	—	1,910	—	3,728

Net income (loss) – as adjusted	$991	$2,329	$(6,334)	$4,763

Basic and diluted net income (loss) per common share – as reported	$0.01	$0.01	$(0.08)	$0.01
Basic and diluted net income (loss) per common share – as adjusted	$0.01	$0.03	$(0.08)	$0.06

Weighted average common shares outstanding used in calculating net income (loss) per common share
Basic	75,744	74,429	75,490	74,233
Diluted	77,942	77,663	75,490	77,858

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

MICROMUSE INC.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized. As of March 31, 2003, the Company does not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of March 31, 2003, the Company does not have any guarantees as defined under FASB Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003. See Note 1 under “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in this Form 10-Q.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company does not expect the adoption of FIN No. 46 to have a material effect on its consolidated financial statements.

MICROMUSE INC.

Note 2. Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company will pay up to $2.7 million in cash and has assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, with the remainder payable in connection with certain earnouts in relation to revenue, development and employee retention goals, until the quarter ending December 31, 2003. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

A summary of the allocation of the initial purchase price plus the earnouts to date is as follows (in millions):

Total tangible liabilities, net	($1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	0.9

Total intangible assets	2.4

Total	$1.1

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

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with Lumos’ results of operations, as if the combination had occurred at the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

MICROMUSE INC.

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Revenues	$32,035	$41,040	$59,984	$82,140
Net income (loss)	$1,229	$672	$(6,809)	$284

Net income (loss) per share:
Basic	$0.02	$0.01	$(0.09)	$0.00
Diluted	$0.02	$0.01	$(0.09)	$0.00

Shares used in per share computation:
Basic	75,744	74,429	75,490	74,233
Diluted	77,942	77,663	75,490	77,858

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $1.5 million as of March 31, 2003 is expected to be paid by December 31, 2003.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of March 31, 2003, the remaining $0.5 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

MICROMUSE INC.

The following table sets forth the restructuring activity for the quarter ended March 31, 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan	Total

	Facility	Severance	Severance

Accrual balance at September 30, 2002	$971	$1,447	$—	$2,418
Restructuring charges	—	—	3,329	3,329
Amount utilized during the six months ended March 31, 2003:
Cash paid	443	608	2,634	3,685
Non cash charges	—	—	54	54

Accrual balance at March 31, 2003	$528	$839	$641	$2,008

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, revenue recognition, bad debts, warranty obligations, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

MICROMUSE INC.

We believe the following are the critical accounting policies and estimates that are used in the preparation of our consolidated financial statements:

Revenue Recognition. Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the daily rates that we charge for these services when sold independently from a software license. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

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

•

Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

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

Restructuring-related Assessments. Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which is the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease

MICROMUSE INC.

loss is an estimate and represents the low end of the range. We have estimated that if we were unable to find a suitable tenant to sublease the facilities until expiration of the leases, we would incur a maximum additional amount of approximately $1.0 million. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, health benefits and other termination costs as well as the estimated legal costs. Severance and employment-related charges for the fiscal 2003 restructuring plan could be higher than we have estimated should there be additional arbitration and legal proceedings.

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, purchased in process research and development, restructuring costs and executive recruiting costs. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

As a Percentage of Total Revenues:
Revenues:
License	58.1%	63.1%	54.2%	60.5%
Maintenance and services	41.9%	36.9%	45.8%	39.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	5.5%	3.9%	4.8%	3.9%
Maintenance and services	9.2%	11.8%	10.5%	12.4%

Total cost of revenues	14.7%	15.7%	15.3%	16.3%

Gross profit	85.3%	84.3%	84.7%	83.7%

Operating expenses:
Sales and marketing	45.2%	46.3%	48.9%	45.7%
Research and development	22.2%	20.6%	24.6%	19.8%
General and administrative	12.6%	10.4%	13.7%	11.4%
Amortization of goodwill and other intangible assets	4.6%	7.1%	5.1%	7.0%
Purchased in process research and development	0.0%	0.0%	0.2%	0.0%
Restructuring costs	0.0%	0.0%	5.6%	0.0%
Executive recruiting costs	0.0%	0.0%	0.0%	0.6%

Total operating expenses	84.5%	84.5%	98.1%	84.5%

Loss from operations	0.9%	(0.2%)	(13.4%)	(0.8%)
Other income, net	3.9%	3.3%	4.5%	3.7%

Income (loss) before income taxes	4.8%	3.2%	(9.0%)	2.9%
Income tax provision	1.7%	2.1%	1.7%	1.6%

Net income (loss)	3.1%	1.5%	(10.7%)	1.3%

As a Percentage of Related Revenues:
Cost of license revenues	9.3%	6.1%	8.8%	6.5%
Cost of maintenance and services revenues	21.9%	32.0%	23.0%	31.4%

MICROMUSE INC.

Revenues. Revenues decreased to $32.0 million and $59.1 million in the quarter and six months ended March 31, 2003, from $39.0 million and $79.1 million in the comparable periods of the prior year. License revenues decreased to $18.6 million and $32.0 million in the quarter and six months ended March 31, 2003, from $24.6 million and $47.9 million in the comparable periods of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Maintenance and services revenues decreased to $13.4 million and $27.1 million in the quarter and six months ended March 31, 2003, from $14.4 million and $31.2 million in the comparable periods of the prior year. The decrease in maintenance and services revenues was a result of the related decrease in license revenue and lower overall services revenue. License revenues as a percentage of total revenues was 58.1% and 54.2% in the quarter and six months ended March 31, 2003, as compared to 63.1% and 60.5% in the comparable periods of the prior year.

One third-party distributor customer accounted for approximately 46% and 34% of revenues for the quarter and six months ended March 31, 2003, as compared to 23% and 19% in the same periods of the prior year. One end-user customer accounted for 33% and 18% of revenues for the quarter and six months ended March 31, 2003. Another end-user customer accounted for approximately 12% of revenues for the quarter ended March 31, 2002. No one end-user customer accounted for greater than 10% of revenues for the six months ended March 31, 2002.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 9.3% and 8.8% in the quarter and six months ended March 31, 2003, as compared to 6.1% and 6.5% in the comparable periods of the prior year. The increase was mainly due to a change in the mix of license revenue in the current quarter and six months ended March 31, 2003. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 21.9% and 23.0% in the quarter and six months ended March 31, 2003, from 32.0% and 31.4% in the comparable periods of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue in addition to economies of scale, and the decrease in headcount, facilities, and travel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $14.5 million and $28.9 million in the quarter and six months ended March 31, 2003, from $18.1 million and $36.2 million in the comparable periods of the prior year. This decrease was primarily due to the decrease in sales commission as a result of the related decrease in revenue and a decrease in personnel related costs as a result of lower headcount and travel expenditures. Sales and marketing expenses as a percentage of total revenues decreased to 45.2% from 48.9% in the quarter ended March 31, 2003 and 2002, respectively. Sales and marketing expenses as a percentage of total revenues increased to 46.3% from 45.7% in the six months ended March 31, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses decreased to $7.1 million and $14.5 million in the quarter and six months ended March 31, 2003, from $8.1 million and $15.6 million in the comparable periods of the prior year. The decrease was primarily due to the decrease in headcount and travel related expenditures. Research and development costs as a percentage of total revenues increased to 22.2% and 24.6% in the quarter and six months ended March 31, 2003, as compared to 20.6% and 19.8% the comparable periods of the prior year.

MICROMUSE INC.

General and Administrative Expenses. General and administrative expenses decreased to $4.0 million and $8.1 million in the quarter and six months ended March 31, 2003, from $4.1 million and $9.1 million in the comparable periods of the prior year. The decrease in general and administrative expenses was primarily due to lower bad debt expense and a decrease in headcount, which were partially offset by an increase in professional fees. General and administrative expenses as a percentage of revenues increased to 12.6% and 13.7% in the quarter and six months ended March 31, 2003, from 10.4% and 11.4% in the comparable periods of the prior year.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets decreased to $1.4 million and $3.0 million in the quarter and six months ended March 31, 2003, from $2.8 million and $5.5 million in the comparable periods of the prior year. The charges reflect the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years. The decrease was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. If the Company had followed the provisions of SFAS No. 142 in the prior year, the expense recorded would have decreased by $1.9 million and $3.7 million for the three and six months ended March 31, 2002, respectively.

Purchased In Process Research and Development. For each of our acquisitions, we allocated part of the purchase price to developed technology and in process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. For the acquisition of Lumos Technologies Inc. in December 2002, we concluded that the purchased IPR&D of $0.1 million had not yet reached technological feasibility and had no alternative use. Therefore, we expensed these costs at the time of the purchase, according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

Restructuring Costs. During the six months ended March 31, 2003, we incurred $3.3 million in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 3 of Notes to Condensed Consolidated Financial Statements.)

Executive Recruiting Costs. The executive recruiting costs of $0.4 million in the six months ended March 31, 2002 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net. Other income decreased to $1.3 million in both quarters ended March 31, 2003 and 2002, from $2.6 million and $2.9 million in the six months ended March 31, 2003 and 2002, respectively. This net decrease was primarily due to the decline in interest rates over the past year.

Provision for Income Taxes. Income taxes decreased to $0.5 million and $1.0 million in the quarter and six months ended March 31, 2003, from $0.8 million and $1.2 million in the comparable periods of the prior year. The decrease was mainly due to the related decline in taxable income and a decline in projected taxes in fiscal year 2003 from fiscal year 2002.

MICROMUSE INC.

Liquidity and Capital Resources

As of March 31, 2003, we had $117.3 million in cash and cash equivalents and $87.2 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net increase in cash and cash equivalents in the six months ended March 31, 2003, was due primarily to net loss adjusted for non-cash expenses, the decrease in billed receivables, the increase in accounts payable, the increase in deferred revenue, and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by the purchase of marketable securities, capital expenditures, the acquisition of Lumos Technologies Inc., the increase in prepaid expenses and other current assets and the decrease in accrued expenses.

As of March 31, 2003, the Company’s principal commitments consisted of obligations under operating leases.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 531 employees on March 31, 2003, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

MICROMUSE INC.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 52%, 48% and 42% of our total revenues in the six months ended March 31, 2003, fiscal 2002 and fiscal 2001, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-

MICROMUSE INC.

party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Accenture, Cap Gemini Ernst & Young and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 57%, 74% and 79% of our total revenues in the six months ended March 31, 2003, fiscal 2002 and fiscal 2001, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

MICROMUSE INC.

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

MICROMUSE INC.

•

vendors of network and systems management applications including Hewlett-Packard Company and BMC Software, Inc;

•

providers of specific market applications; and

•

systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including Team Telecom International Ltd. and Agilent Technologies, Inc.

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

MICROMUSE INC.

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

On December 13, 2002, we announced that Gregory Q. Brown is resigning as Chairman and Chief Executive Officer, to assume a position as Executive Vice President of Motorola, Inc. and President and CEO of Motorola’s Communications, Government and Industrial Solutions Sector. Michael L. Luetkemeyer, Senior Vice President and Chief Financial Officer, has been appointed Chief Executive Officer of Micromuse on an interim basis effective January 1, 2003, and will retain his responsibilities as Chief Financial Officer. Our Board of Directors is currently undertaking a search for the Chief Executive Officer position, and stated in our public conference call on December 13, 2002, that Mr. Luetkemeyer is a potential candidate for that position.

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

MICROMUSE INC.

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

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2002 and for the foreseeable future thereafter. Although we have Netcool/Impact, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance and continuing improvements of Netcool/OMNIbus. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus and other Netcool applications are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

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

MICROMUSE INC.

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

The Aprisma matter is in a preliminary stage and we cannot predict its outcome with certainty. Management believes that the Company has strong defenses to Aprisma’s claims including non-infringement of the patents by Micromuse’s products and invalidity of Aprisma’s patents. However,

MICROMUSE INC.

management is aware that the litigation process is inherently uncertain on any individual claims. Additionally, patent litigation can become complex and extend for a protracted time, which may increase the cost of such litigation. Protracted litigation may also divert the efforts and attention of some of our key management and technical personnel. Should the outcome of this litigation be adverse to us, we may be required to pay monetary damages to Aprisma, and we could be enjoined from selling any of our products found to infringe Aprisma’s patents without a license from Aprisma, which may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed.

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

MICROMUSE INC.

Our goodwill and other intangible assets may become impaired.

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of March 31, 2003, we had approximately $40.1 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft and Lumos. We regularly perform reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended March 31, 2003, the Company performed its transitional goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2003, we had approximately 76.0 million shares of common stock outstanding, excluding approximately 12.0 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

We have various mechanisms in place to discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

•

“blank check” preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

•

a classified board of directors with staggered, two-year, terms, which may lengthen the time required to gain control of the board of directors.

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

MICROMUSE INC.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2003, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of

MICROMUSE INC.

purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 2.1%.

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

MICROMUSE INC.

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks preliminary and permanent injunctive relief as well as unspecified compensatory and enhanced damages, attorneys fees, interest, costs and expenses. The complaint was served on Micromuse’s counsel on February 20, 2003. Micromuse filed its answer to the complaint on Aprill 11, 2003, in which Micromuse alleged affirmative defenses of patent invalidity and non-infringement of the patents by Micromuse’s products, as well as other equitable defenses. The answer also contains Micromuse’s counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability on the grounds that Aprisma failed to disclose material prior art to the Patent Office. Micromuse will continue to vigorously defend its position and pursue the counterclaims against Aprisma given that litigation matters are inherently unpredictable and this matter is at a preliminary stage, we cannot predict the outcome of this matter with certainty. See Risk Factor entitled “Our efforts to protect our intellectual property may not be adequate, or a third-party could claim that we are infringing its proprietary rights.”

Item 2.

Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.

Defaults upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

The voting results and related information from our annual meeting held on January 31, 2003, were reported in Item 4 of our Quarterly Report on Form 10-Q filed with the SEC on February 13, 2003, which item is incorporated herein by this reference.

Item 5.

Other Information.

Not applicable.

MICROMUSE INC.

Item 6.

Exhibits and Reports on Form 8-K:

(a)

Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.3	1998 Employee Stock Purchase Plan, as amended and restated effective January 20, 2003.

99.1	Certification of Principal Executive and Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on January 2, 2003, to report the completed acquisition of Lumos Technologies Inc., effective December 19, 2002.

MICROMUSE INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003.

MICROMUSE INC. (Registrant)
By:	/s/ MICHAEL L. LUETKEMEYER

Michael L. Luetkemeyer Interim Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

MICROMUSE INC.

CERTIFICATIONS

I, Michael L. Luetkemeyer , certify that:

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

Dated: May 13, 2003
	By:	/s/ MICHAEL L. LUETKEMEYER

Michael L. Luetkemeyer Interim Chief Executive Officer and Chief Financial Officer