Form 10-Q
period 2003-06-30
MICROMUSE INC
filed 2003-08-13
CIK 1036425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

77,420,383  shares of Common Stock, $0.01 par value, were outstanding as of July 31, 2003

MICROMUSE INC.

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$88,971	$117,218
Short-term investments	45,957	42,126
Billed receivables, net	7,255	18,386
Prepaid expenses and other current assets	5,632	5,760

Total current assets	147,815	183,490
Property and equipment, net	6,240	9,534
Long-term investments	77,344	28,293
Goodwill and other intangible assets, net	39,196	40,666

	$270,595	$261,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,538	$2,374
Accrued expenses	21,990	25,205
Income taxes payable	6,171	6,652
Deferred revenue	46,350	36,524

Total current liabilities	79,049	70,755
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 77,174 and 75,194 shares outstanding as of June 30, 2003 and September 30, 2002, respectively	772	752
Additional paid-in capital	204,228	196,048
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(2,876)	(899)
Accumulated deficit	(7,921)	(2,016)

Total stockholders’ equity	191,546	191,228

	$270,595	$261,983

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenues:
License	$18,443	$20,077	$50,464	$67,932
Maintenance and services	14,567	14,957	41,678	46,187

Total revenues	33,010	35,034	92,142	114,119

Cost of revenues:
License	1,476	1,568	4,300	4,669
Maintenance and services	3,160	4,124	9,398	13,937

Total cost of revenues	4,636	5,692	13,698	18,606

Gross profit	28,374	29,342	78,444	95,513

Operating expenses:
Sales and marketing	14,565	17,863	43,485	54,040
Research and development	7,553	8,263	22,070	23,893
General and administrative	4,003	4,093	12,091	13,110
Amortization of goodwill and other intangible assets	1,311	2,767	4,332	8,301
Purchased in process research and development	—	—	142	—
Restructuring costs	1,686	—	5,015	—
Executive recruiting costs	—	—	—	449

Total operating expenses	29,118	32,986	87,134	99,793

Loss from operations	(744)	(3,644)	(8,690)	(4,280)
Other income, net	1,023	1,452	3,666	4,365

Income (loss) before income taxes	279	(2,192)	(5,024)	85
Income tax provision (benefit)	(150)	(1,213)	881	29

Net income (loss)	$429	$(979)	$(5,905)	$56

Per share data:
Basic net income (loss)	$0.01	$(0.01)	$(0.08)	$0.00
Diluted net income (loss)	$0.01	$(0.01)	$(0.08)	$0.00
Weighted average shares used in computing:
Basic net income (loss) per share	76,635	74,711	76,577	74,390
Diluted net income (loss) per share	80,087	74,711	76,577	77,498

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(5,905)	$56
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,330	15,089
Purchased in process research & development	142	—
Non-cash compensation expense related to restructuring	54	—
Non-cash compensation expense related to issuance of warrant	—	170
Tax benefit related to exercise of stock options	427	56
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	11,465	8,207
Prepaid expenses and other current assets	335	5,550
Accounts payable	2,075	(4,430)
Accrued expenses	(3,883)	(11,628)
Income taxes payable	(493)	(13)
Deferred revenue	8,867	4,226

Net cash provided by operating activities	22,414	17,283

Cash flows from investing activities:
Capital expenditures	(1,004)	(2,450)
Investment purchases, net	(52,880)	(46,685)
Acquisition of net assets, net of cash acquired	(2,597)	—

Cash used in investing activities	(56,481)	(49,135)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,719	4,888

Net cash provided by financing activities	7,719	4,888

Effects of exchange rate changes on cash and cash equivalents	(1,899)	(945)

Net decrease in cash and cash equivalents	(28,247)	(27,909)
Cash and cash equivalents at beginning of period	117,218	138,581

Cash and cash equivalents at end of period	$88,971	$110,672

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2002.  The September 30, 2002, condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

Earnings Per Share
Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the quarter ended June 30, 2002, and the nine months ended June 30, 2003, were options to acquire 12.6 million and 12.4 million shares of common stock, respectively, and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter ended June 30, 2003, and the nine months ended June 30, 2002, were options to acquire 3.7 million and 5.5 million shares of common stock, respectively. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Numerator for basic and diluted net income (loss)	$429	$(979)	$(5,905)	$56

Denominator for basic net income (loss) per share – weighted-average shares outstanding	76,635	74,711	76,577	74,390
Dilutive effect of:
Common stock options	3,398	—	—	3,054
Warrants	54	—	—	54

Denominator for diluted net income (loss) per share	80,087	74,711	76,577	77,498

MICROMUSE INC.

Concentration of Revenues
One third-party distributor customer accounted for approximately 19% and 29% of revenues for the quarter and nine months ended June 30, 2003, and 16% for the nine months ended June 30, 2002. Another third party distributor customer accounted for 13% of revenue for the quarter ended June 30, 2002.  One end-user customer accounted for 13% of revenues for the nine months ended June 30, 2003.  No one end-user customer accounted for greater than 10% of revenues for the quarters ended June 30, 2003 and 2002 and the nine months ended June 30, 2002.

Billed Receivables
Billed receivables includes an allowance for doubtful accounts of $2.4 million and $3.7 million as of June 30, 2003 and September 30, 2002, respectively.

Accumulated Other Comprehensive Loss
The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarter ended June 30, 2003, was $1.0 million, as compared to income of $0.1 million for the quarter ended June 30, 2002. Other comprehensive loss, net of tax, for the nine months ended June 30, 2003 and 2002, was $2.0 million and $0.9 million, respectively.

Stock-Based Compensation
At June 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on December 23, 2002.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$429	$(979)	$(5,905)	$56
Less: Compensation expense, net of tax	7,371	11,625	25,483	36,322

Adjusted net loss	$(6,942)	$(12,604)	$(31,388)	$(36,266)

Net income (loss) per share:
Basic – as reported	$0.01	$(0.01)	$(0.08)	$0.00
Basic – as adjusted	$(0.09)	$(0.17)	$(0.41)	$(0.49)
Diluted – as reported	$0.01	$(0.01)	$(0.08)	$0.00
Diluted – as adjusted	$(0.09)	$(0.17)	$(0.41)	$(0.49)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenues:
United States	$19,386	$17,473	$60,053	$58,952
United Kingdom	2,892	2,578	7,794	11,206
Other international	10,732	14,983	24,295	43,961

Total	$33,010	$35,034	$92,142	$114,119

	June 30, 2003	September 30, 2002

Long - lived assets:
United States	$28,302	$30,710
International	17,134	19,490

Total	$45,436	$50,200

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

MICROMUSE INC.

The following table sets forth the carrying amount of goodwill as of June 30, 2003.  Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$49,262	$17,919	$31,343

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	June 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$18,013	$10,505	$7,508
Customer Contracts	1,076	1,076	—
Trademarks	807	462	345
Other intangible assets	809	809	—

Intangibles related to business acquisitions	$20,705	$12,852	$7,853

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Goodwill	$—	$1,818	$—	$5,454
Developed technology	1,123	789	3,238	2,367
Customer contracts	82	—	776	—
Trademarks	42	42	126	126
Other intangible assets	64	118	192	354

Total amortization	1,311	2,767	4,332	8,301

MICROMUSE INC.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations

2003	$1,161
2004	4,518
2005	2,174

Total	$7,853

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Net income (loss) – as reported	$429	$(979)	$(5,905)	$56
Adjustments:
Amortization of goodwill	—	1,717	—	5,151
Amortization of assembled workforce	—	101	—	303

Net adjustments	—	1,818	—	5,454

Net income (loss) – as adjusted	$429	$839	$(5,905)	$5,510

Basic and diluted net income (loss) per common share – as reported	$0.01	$(0.01)	$(0.08)	$0.00
Basic net income (loss) per common share – as adjusted	$0.01	$0.01	$(0.08)	$0.08
Diluted net income (loss) per common share – as adjusted	$0.01	$0.01	$(0.08)	$0.07
Weighted average common shares outstanding used in calculating net income (loss) per common share
Basic	76,635	74,711	76,577	74,390
Diluted	80,087	76,116	76,577	77,498

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized. As of June 30, 2003, the Company does not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date.

MICROMUSE INC.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of June 30, 2003, the Company does not have any guarantees as defined under FASB Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46).  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Disclosure requirements apply to any financial statements issued after January 31, 2003.  The adoption of FIN No. 46 did not have an effect on its consolidated financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Disclosure requirements are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  As of June 30, 2003, the Company does not have any financial instruments as defined under SFAS No. 150.

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

MICROMUSE INC.

A summary of the allocation of the initial purchase price plus the earnouts to date is as follows (in millions):

Total tangible liabilities, net	$(1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	1.3

Total intangible assets	2.8

Total	$1.5

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

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenues	$33,010	$36,308	$92,994	$118,448
Net income (loss)	$726	$(1,169)	$(12,892)	$(885)
Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.17)	$(0.01)
Diluted	$0.01	$(0.02)	$(0.17)	$(0.01)
Shares used in per share computation:
Basic	76,635	74,711	76,577	74,390
Diluted	80,087	74,711	76,577	74,390

MICROMUSE INC.

Note 3. Restructuring Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company announced and implemented two separate restructuring plans.

The fiscal 2002 restructuring plan, which was announced during the quarter ended September 30, 2002, resulted in a decrease of the Company’s workforce by 85 employees and the elimination of excess facilities. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $4.2 million in the quarter ended September 30, 2002. In the quarter ended June 30, 2003, an additional restructuring charge of $1.7 million was incurred due to an adjustment of assumptions on property leases relating to the fiscal 2002 restructuring plan. The Company determined that it would not be able to sub-lease some of the excess facilities that it had expected to sub-lease when calculating the original restructuring charge.

The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.3 million, relating to severance and employment related charges.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $1.0 million as of June 30, 2003 is expected to be paid by December 31, 2003.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of June 30, 2003, the remaining $1.9 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the nine months ended June 30, 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan

	Facility	Severance	Severance	Total

Accrual balance at September 30, 2002	$971	$1,447	$—	$2,418
Restructuring charges	1,655	—	3,329	4,984
Cash paid during the nine months ended June 30, 2003:	713	1,037	2,740	4,490

Accrual balance at June 30, 2003	$1,913	$410	$589	$2,912

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

Micromuse Limited (formerly known as Micromuse plc) was incorporated in England in 1989 and in March 1997 became a subsidiary of Micromuse Inc., a Delaware corporation formed in connection with a corporate reorganization and relocation of the corporate headquarters to San Francisco, California. As used herein, the term “Micromuse” or the “Company” refers to Micromuse Inc., Micromuse Ltd, and their other subsidiaries, unless the context otherwise requires or unless otherwise expressly stated. Our principal executive offices are located at 139 Townsend Street, San Francisco, California 94107, and our telephone number at that address is (415) 538-9090.

Recent Events
On July 29, 2003, the Company announced that Lloyd A. Carney was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company.  Coincident with this announcement, it was announced that David Schwab, an independent member of the Board of Directors since prior to the Company’s Initial Public Offering, would function as the lead independent director on the Board of Directors, and Michael Luetkemeyer will continue as a member of the Board and the Company’s Senior Vice President and Chief Financial Officer.

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

MICROMUSE INC.

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

MICROMUSE INC.

Allowance for Doubtful Accounts.We regularly review the adequacy of our allowance for doubtful accounts after considering the components of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on its risk category. In addition, we maintain a general reserve for all invoices by applying a percentage based on each 30-day aged category. In determining these percentages, we analyze our historical collection experience by region and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not accurately reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

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

Restructuring-related Assessments. Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which is the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.  The lease loss is an estimate and represents the low end of the range.  In the quarter ended September 30, 2002, the fiscal 2002 restucturing plan resulted in the elimination of excess facilities.  In the quarter ended June 30, 2003, an additional restructuring charge of $1.7 million was incurred due to an adjustment of assumptions on property leases relating to the fiscal 2002 restructuring plan.  To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, health benefits and other termination costs as well as the estimated legal costs. Severance and employment-related charges for the fiscal 2003 restructuring plan could be higher than we have estimated should there be additional arbitration and legal proceedings.

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

MICROMUSE INC.

Results of Operations
The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

As a Percentage of Total Revenues:
Revenues:
License	55.9%	57.3%	54.8%	59.5%
Maintenance and services	44.1%	42.7%	45.2%	40.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	4.5%	4.5%	4.7%	4.1%
Maintenance and services	9.6%	11.7%	10.2%	12.2%

Total cost of revenues	14.1%	16.2%	14.9%	16.3%

Gross profit	85.9%	83.8%	85.1%	83.7%

Operating expenses:
Sales and marketing	44.1%	51.0%	47.2%	47.4%
Research and development	22.9%	23.6%	24.0%	20.9%
General and administrative	12.1%	11.7%	13.1%	11.5%
Amortization of goodwill and other intangible assets	4.0%	7.9%	4.7%	7.3%
Purchased in process research and development	0.0%	0.0%	0.2%	0.0%
Restructuring costs	5.1%	0.0%	5.4%	0.0%
Executive recruiting costs	0.0%	0.0%	0.0%	0.4%

Total operating expenses	88.2%	94.2%	94.6%	87.5%

Loss from operations	(2.3)%	(10.4)%	(9.5)%	(3.8)%
Other income, net	3.1%	4.1%	4.0%	3.8%

Income (loss) before income taxes	0.8%	(6.3)%	(5.5)%	0.0%
Income tax provision (benefit)	(0.5)%	(3.5)%	0.9%	0.0%

Net income (loss)	1.3%	(2.8)%	(6.4)%	0.0%

As a Percentage of Related Revenues:
Cost of license revenues	8.0%	7.8%	8.5%	6.9%
Cost of maintenance and services revenues	21.7%	27.6%	22.5%	30.2%

MICROMUSE INC.

Revenues. Revenues decreased to $33.0 million and $92.1 million in the quarter and nine months ended June 30, 2003, from $35.0 million and $114.1 million in the comparable periods of the prior year. License revenues decreased to $18.4 million and $50.5 million in the quarter and nine months ended June 30, 2003, from $20.1 million and $67.9 million in the comparable periods of the prior year. The decline in license revenues was primarily due to the current economic slowdown that is limiting the overall capital spending of our existing and potential customers. Maintenance and services revenues decreased to $14.6 million and $41.7 million in the quarter and nine months ended June 30, 2003, from $15.0 million and $46.2 million in the comparable periods of the prior year. The decrease in maintenance and services revenues was a result of the related decrease in license revenue and lower overall services revenue. License revenues as a percentage of total revenues was 55.9% and 54.8% in the quarter and nine months ended June 30, 2003, as compared to 57.3% and 59.5% in the comparable periods of the prior year.

One third-party distributor customer accounted for approximately 19% and 29% of revenues for the quarter and nine months ended June 30, 2003, and 16% for the nine months ended June 30, 2002. Another third party distributor customer accounted for 13% of revenue for the quarter ended June 30, 2002.  One end-user customer accounted for 13% of revenues for the nine months ended June 30, 2003.  No one end-user customer accounted for greater than 10% of revenues for the quarters ended June 30, 2003 and 2002 and the nine months ended June 30, 2002.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 8.0% and 8.5% in the quarter and nine months ended June 30, 2003, as compared to 7.8% and 6.9% in the comparable periods of the prior year. The increase was mainly due to a change in the mix of license revenue in the current quarter and nine months ended June 30, 2003. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 21.7% and 22.5% in the quarter and nine months ended June 30, 2003, from 27.6% and 30.2% in the comparable periods of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue in addition to economies of scale, and the decrease in headcount, facilities, and travel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $14.6 million and $43.5 million in the quarter and nine months ended June 30, 2003, from $17.9 million and $54.0 million in the comparable periods of the prior year. This decrease was primarily due to the decrease in sales commission as a result of the related decrease in revenue and a decrease in personnel related costs as a result of lower headcount and travel expenditures. Sales and marketing expenses as a percentage of total revenues decreased to 44.1% from 51.0% in the quarter ended June 30, 2003 and 2002, respectively, and decreased to 47.2% from 47.4% in the nine months ended June 30, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses decreased to $7.6 million and $22.1 million in the quarter and nine months ended June 30, 2003, from $8.3 million and $23.9 million in the comparable periods of the prior year. The decrease was primarily due to the decrease in headcount and travel related expenditures. Research and development costs as a percentage of total revenues decreased to 22.9% and 23.6% in the quarter ended June 30, 2003 and 2002, respectively, and increased to 24.0% from 20.9% in the nine months ended June 30, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses decreased to $4.0 million and $12.1 million in the quarter and nine months ended June 30, 2003, from $4.1 million and $13.1 million in the comparable periods of the prior year. The decrease in general and administrative expenses was primarily due to lower bad debt expense and a decrease in headcount, which were partially offset by an increase in professional fees. General and administrative expenses as a percentage of revenues increased to 12.1% and 13.1% in the quarter and nine months ended June 30, 2003, from 11.7% and 11.5% in the comparable periods of the prior year.

MICROMUSE INC.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets decreased to $1.3 million and $4.3 million in the quarter and nine months ended June 30, 2003, from $2.8 million and $8.3 million in the comparable periods of the prior year.  The charges reflect the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years. The decrease was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach.  If the Company had followed the provisions of SFAS No. 142 in the prior year, the expense would have decreased by $1.9 million and $5.6 million for the quarter and nine months ended June 30, 2002, respectively.

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

Restructuring Costs. During the quarter and nine months ended June 30, 2003, we incurred $1.7 million and $5.0 million, respectively, in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 3 of Notes to Condensed Consolidated Financial Statements.)

Executive Recruiting Costs. The executive recruiting costs of $0.4 million in the nine months ended June 30, 2002 are primarily costs incurred in the recruitment of a new Chief Financial Officer. The costs relate to the fair value of a warrant issued to an executive recruiting firm, fees paid to the recruiting firm and certain relocation costs.

Other Income, Net. Other income decreased to $1.0 million and $3.7 million in the quarter and nine months ended June 30, 2003 and 2002, respectively, from $1.5 million and $4.4 million in the nine months ended June 30, 2003 and 2002, respectively.  This net decrease was primarily due to the decline in interest rates over the past year.

Provision for Income Taxes. Income taxes showed a benefit of $0.2 million and a charge of $0.9 million in the quarter and nine months ended June 30, 2003, as compared to a benefit of $1.2 million and a charge of $0.0 million in the comparable periods of the prior year. The decrease was mainly due to the related decline in taxable income and a decline in projected taxes in fiscal year 2003 from fiscal year 2002.

Liquidity and Capital Resources
As of June 30, 2003, we had $89.0 million in cash and cash equivalents and $123.3 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net decrease in cash and cash equivalents in the nine months ended June 30, 2003, was due primarily to net loss adjusted for non-cash expenses, the decrease in billed receivables, the decrease in prepaid expenses and other current assets, the increase in accounts payable, the increase in deferred revenue, and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by the purchase of marketable securities, capital expenditures, the acquisition of Lumos Technologies Inc., the decrease in accrued expenses and the decrease in taxes payable.

As of June 30, 2003, the Company’s principal commitments consisted of obligations under operating leases.

MICROMUSE INC.

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

We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales.  In addition, recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly and annual results.

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

MICROMUSE INC.

Therefore, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods.  Any of the foregoing factors, or others discussed elsewhere herein, could have a material adverse effect on our business, operating results, financial condition and stock price.

Failure to manage our business may adversely affect our operations.

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 538 employees on June 30, 2003, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

MICROMUSE INC.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 51%, 48% and 42% of our total revenues in the nine months ended June 30, 2003, fiscal 2002 and fiscal 2001, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Accenture, Cap Gemini Ernst & Young and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, and the size of this market is unproven.

The market for our products is in an early stage of development or is developed but not highly penetrated. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level agreements has increased, the demand for fault and service level management software products, and the awareness of and the need for such products is a recent development. Therefore, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 57%, 74% and 79% of our total revenues in the nine months ended June 30, 2003, fiscal 2002 and fiscal 2001, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry.  The telecommunications industry has experienced significant growth and consolidation in the past few years, although, over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets.  Our business is highly dependent on the telecommunications industry and on continued capital spending by our customers in that industry.  In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected.  Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future.  Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize.  We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

MICROMUSE INC.

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

MICROMUSE INC.

On December 13, 2002, we announced that Gregory Q. Brown resigned as Chairman and Chief Executive Officer of the Company. On July 29, 2003, the Company announced that Lloyd A. Carney was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Coincident with this announcement, it was announced that David Schwab, an independent member of the Board of Directors since prior to the Company’s Initial Public Offering, would function as the lead independent director on the Board of Directors, and Michael Luetkemeyer will continue as the Company’s Senior Vice President and Chief Financial Officer.  Our success depends upon the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, and the effective execution of our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of June 30, 2003, we  had approximately $39.2 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft and Lumos. We regularly perform reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended March 31, 2003, the Company performed its transitional goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

Future sales of our common stock may affect the market price of our common stock.

As of June 30, 2003, we had approximately 77.2 million shares of common stock outstanding, excluding approximately 9.0 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2003, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 1.6%.

MICROMUSE INC.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MICROMUSE INC.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire.  The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma.  The complaint seeks preliminary and permanent injunctive relief as well as unspecified compensatory and enhanced damages, attorneys fees, interest, costs and expenses.    The complaint was served on Micromuse’s counsel on February 20, 2003. Micromuse filed its answer to the complaint on April 11, 2003, in which Micromuse alleged affirmative defenses of patent invalidity and non-infringement of the patents by Micromuse’s products, as well as other equitable defenses.  The answer also contains Micromuse’s counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability on the grounds that Aprisma failed to disclose material prior art to the Patent Office.  Micromuse will continue to vigorously defend its position and pursue the counterclaims against Aprisma.  Given that litigation matters are inherently unpredictable and this matter is at a preliminary stage, we cannot predict the outcome of this matter with certainty.  See Risk Factor entitled  “Our efforts to protect our intellectual property may not be adequate, or a third-party could claim that we are infringing its proprietary rights.”

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.2	1997 Stock Option/Stock Issuance Plan, as amended and restated through June 30, 1999, and forms of agreements thereunder.

31	Certifications of Principal Executive Officer and Chief Financial Officer of Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on April 23, 2003, to report the results of operations and financial condition for its fiscal quarter ended March 31, 2003.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003.

MICROMUSE INC.
(Registrant)

By:	/s/ LLOYD A. CARNEY

Lloyd A. Carney Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ MICHAEL L. LUETKEMEYER

Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer (Principal Financial Officer)