Form 10-Q/A
period 2003-06-30
MICROMUSE INC
filed 2004-05-17
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     Yes  ☒    No   ☐

78,270,124 shares of Common Stock, $0.01 par value, were outstanding as of May 3, 2004.

MICROMUSE INC.

*	The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2003 and 2002 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

MICROMUSE INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for Micromuse Inc. (the “Company”) for the quarter ended June 30, 2003 is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on August 13, 2003.

This Amendment No. 1 amends Part I, Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 Controls and Procedures, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2003 and September 30, 2002 for the Balance Sheets, for the three and nine month periods ended June 30, 2003 and 2002 for the Statements of Operations, for the nine month periods ended June 30, 2003 and 2002 for the Statements of Cash Flows, and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 2 to the Condensed Consolidated Financial Statements;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	To amend Item 4 to reflect the matters discussed above.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, omits items of the original Form 10-Q filed on August 13, 2003, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 13, 2003, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2003	September 30, 2002
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$88,971	$117,218
Short-term investments	45,957	42,126
Billed receivables, net	6,807	17,916
Prepaid expenses and other current assets	6,675	5,925

Total current assets	148,410	183,185
Property and equipment, net	6,081	9,544
Long-term investments	77,344	28,293
Goodwill, net	32,055	30,036
Other intangible assets, net	7,895	10,579

	$271,785	$261,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,538	$2,374
Accrued expenses	20,702	23,830
Income taxes payable	6,171	6,652
Deferred revenue	45,805	36,156

Total current liabilities	77,216	69,012

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 77,174 and 75,194 shares outstanding as of June 30, 2003 and September 30, 2002, respectively	772	752
Additional paid-in capital	205,046	196,849
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,152)	(580)
Accumulated deficit	(7,440)	(1,739)

Total stockholders’ equity	194,569	192,625

	$271,785	$261,637

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
License	$18,233	$20,120	$50,390	$68,073
Maintenance and services	14,692	14,923	42,054	46,179

Total revenues	32,925	35,043	92,444	114,252

Cost of revenues:
License	1,251	1,624	3,335	4,819
Maintenance and services	2,593	3,095	8,115	11,594
Amortization of developed technology	1,053	790	3,089	2,370

Total cost of revenues	4,897	5,509	14,539	18,783

Gross profit	28,028	29,534	77,905	95,469

Operating expenses:
Sales and marketing	14,436	19,781	45,833	57,010
Research and development	7,417	7,595	21,726	23,293
General and administrative	3,947	4,140	12,623	13,459
Amortization of goodwill and other intangible assets	194	1,977	1,115	5,931
Restructuring costs	1,655	—	4,795	—

Total operating expenses	27,649	33,493	86,092	99,693

Income (loss) from operations	379	(3,959)	(8,187)	(4,224)
Interest and other income, net	693	1,071	3,378	3,706

Income (loss) before income tax provision (benefit)	1,072	(2,888)	(4,809)	(518)
Income tax provision (benefit)	(144)	(1,216)	899	20

Net income (loss)	$1,216	$(1,672)	$(5,708)	$(538)

Per share data:
Basic net income (loss)	$0.02	$(0.02)	$(0.07)	$(0.01)
Diluted net income (loss)	$0.02	$(0.02)	$(0.07)	$(0.01)
Weighted average shares used in computing:
Basic net income (loss) per share	76,635	74,711	76,577	74,390
Diluted net income (loss) per share	80,087	74,711	76,577	74,390

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2003	2002
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(5,708)	$(538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,178	15,029
Purchased in process research & development	142	—
Non-cash compensation expense related to restructuring	54	—
Non-cash expense related to issuance of warrant	—	170
Tax benefit related to exercise of stock options	427	56
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	11,088	8,449
Prepaid expenses and other current assets	(736)	3,925
Accounts payable	1,803	(4,421)
Accrued expenses	(3,714)	(10,195)
Income taxes payable	(479)	(11)
Deferred revenue	9,470	4,461

Net cash provided by operating activities	21,525	16,925

Cash flows from investing activities:
Capital expenditures	(836)	(2,368)
Purchases of investments	(130,252)	(50,722)
Proceeds from sales of investments	77,370	4,038
Acquisition of net assets, net of cash acquired	(1,538)	—
Repayment of long term debt assumed upon acquisition	(855)	—

Net cash used in investing activities	(56,111)	(49,052)

Cash flows from financing activities:
Proceed from issuance of common stock	7,719	4,888

Net cash provided by financing activities	7,719	4,888

Effects of exchange rate changes on cash and cash equivalents	(1,380)	(350)

Net decrease in cash and cash equivalents	(28,247)	(27,589)
Cash and cash equivalents at beginning of period	117,218	138,261

Cash and cash equivalents at end of period	$88,971	$110,672

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal year 2003 Form 10-K as filed with the Securities and Exchange Commission on May 17, 2004. The September 30, 2002, condensed consolidated balance sheet included herein was derived from restated audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allocation of technical services department costs among expense categories, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $5.7 million and $17.4 million for the quarter and the nine month period ended June 30, 2003, respectively, and $6.9 million and $21.4 million for the quarter and the nine month period ended June 30, 2002, respectively. The allocation rates applied to these department costs were 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the quarter ended June 30, 2003; 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the nine month period ended June 30, 2003; 17% to cost of revenue, 80% to sales and marketing, and 3% to research and development in the quarter ended June 30, 2002; and 16% to cost of revenue, 75% to sales and marketing, and 9% to research and development in the nine month period ended June 30, 2002. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the quarter ended June 30, 2002, and the nine months ended June 30, 2003 and 2002, were options to acquire 12.6 million, 12.4 million, and 12.6 million shares of common stock, respectively, and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter ended June 30, 2003 were options to acquire 3.7 million shares of common stock because of the application of the treasury stock method to calculate fully diluted shares outstanding. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Numerator for basic and diluted net income (loss)	$1,216	$(1,672)	$(5,708)	$(538)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	76,635	74,711	76,577	74,390
Dilutive effect of:
Common stock options	3,398	—	—	—
Warrants	54	—	—	—

Denominator for diluted net income (loss) per share	80,087	74,711	76,577	74,390

Concentration of Revenues

One third-party distributor customer accounted for approximately 19% and 29% of revenues for the quarter and nine months ended June 30, 2003, respectively, and 16% for the nine months ended June 30, 2002. Another third party distributor customer accounted for 13% of revenue for the quarter ended June 30, 2002. One end-user customer accounted for 13% of revenues for the nine months ended June 30, 2003. No one end-user customer accounted for greater than 10% of revenues for the quarters ended June 30, 2003 and 2002 and the nine months ended June 30, 2002.

Billed Receivables

Billed receivables include an allowance for doubtful accounts of $2.5 million and $3.8 million as of June 30, 2003 and September 30, 2002, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income, net of tax, for the quarters ended June 30, 2003 and 2002, was $0.1 million and $0.6 million, respectively. Other comprehensive loss, net of tax, for the nine months ended June 30, 2003 and 2002, was $0.6 million and $0.3 million, respectively.

Stock-Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on May 17, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss), as reported	$1,216	$(1,672)	$(5,708)	$(538)
Add: stock based compensation expense, included in net income (loss)	—	—	54	—
Less: stock based compensation determined under SFAS No. 123, net of tax	(7,371)	(11,625)	(25,483)	(36,322)

Net loss, pro-forma	$(6,155)	$(13,297)	$(31,137)	$(36,860)

Net income (loss) per share:
Basic – as reported	$0.02	$(0.02)	$(0.07)	$(0.01)
Basic – pro-forma	$(0.08)	$(0.18)	$(0.41)	$(0.50)
Diluted – as reported	$0.02	$(0.02)	$(0.07)	$(0.01)
Diluted – pro-forma	$(0.08)	$(0.18)	$(0.41)	$(0.50)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
United States	$19,301	$17,482	$60,185	$58,987
United Kingdom	2,892	2,578	7,964	11,206
Other International	10,732	14,983	24,295	44,059

Total	$32,925	$35,043	$92,444	$114,252

	June 30, 2003	September 30, 2002
	(As Restated)	(As Restated)
Long - lived assets:
United States	$28,260	$30,760
International	17,771	19,399

Total	$46,031	$50,159

Goodwill and Other Intangibles

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations, will be reclassified to goodwill. The Company adopted SFAS No. 142 on October 1, 2002. Upon adoption, approximately $30.0 million of goodwill was no longer amortized but is tested annually for impairment. During the quarter ended March 31, 2003, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date. The Company has chosen the September quarter as the date of the annual impairment test.

The following table sets forth the carrying amount of goodwill as of June 30, 2003, and September 30, 2002. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	As of June 30, 2003, as restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$49,971	$(17,916)	$32,055

	As of September 30, 2002, as restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$47,952	$(17,916)	$30,036

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of June 30, 2003, as restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,090	$(10,540)	$7,550
Customer contracts	1,126	(1,126)	—
Trademarks	807	(462)	345
Other intangible assets	809	(809)	—

Intangibles related to business acquisitions	$20,832	$(12,937)	$7,895

	As of September 30, 2002, as restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$16,795	$(7,287)	$9,508
Customer contracts	900	(300)	600
Trademarks	807	(336)	471
Other intangible assets	617	(617)	—

Intangibles related to business acquisitions	$19,119	$(8,540)	$10,579

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three months ended June 30, as restated		Nine months ended June 30, as restated
	2003	2002	2003	2002
Goodwill	$—	$1,818	$—	$5,454
Developed technology	1,053	790	3,089	2,370
Customer contracts	82	—	776	—
Trademarks	42	42	126	126
Other intangible assets	70	117	213	351

Total amortization	$1,247	$2,767	$4,204	$8,301

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations
2003	$1,168
2004	4,550
2005	2,177

Total	$7,895

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) – as reported	$1,216	$(1,672)	$(5,708)	$(538)
Adjustments:
Amortization of goodwill	—	1,717	—	5,151
Amortization of assembled workforce	—	101	—	303

Net adjustments	—	1,818	—	5,454

Net income (loss) – as adjusted for SFAS No. 142	$1,216	$146	$(5,708)	$4,916

Basic and diluted net income (loss) per common share – as reported	$0.02	$(0.02)	$(0.07)	$(0.01)
Basic net income (loss) per common share – as adjusted for SFAS No. 142	$0.02	$0.00	$(0.07)	$0.07
Diluted net income (loss) per common share – as adjusted for SFAS No. 142	$0.02	$0.00	$(0.07)	$0.06
Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	76,635	74,711	76,577	74,390
Diluted	80,087	76,116	76,577	77,498

Recent Accounting Pronouncements

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations in fiscal 2003, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position, results of operations or cash flows. The pro forma effects of the application of SFAS No. 143 as if the Statement had been adopted on January 1, 2001 are not material and, therefore, have not been presented.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB No. 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB No. 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002 and it did not have an effect on the Company’s financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized. As of June 30, 2003, the Company did not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. We also indemnify our customers from third party claims of intellectual property infringement relating to our products. Historically, costs related to these guarantees have not been significant, and we are unable to estimate the potential impact of these guarantees on our future results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The adoption of FIN No. 46 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2003, the EITF reached a consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More than Incidental Software. EITF Issue No. 03-5 affirms that SOP 97-2 applies to non-software deliverables such as hardware in an arrangement if the software is essential to the functionality of the non-software deliverables. The Company has adopted and does not expect the adoption of EITF No. 03-5 to have a material impact on its consolidated financial position, results of operations, or cash flows.

Note 2. Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. Accordingly, the financial statements for those periods described above that have been included in the Company’s previous filings in 2003 or earlier with the Securities and Exchange Commission or included in previous announcements in 2003 or earlier should not be relied upon.

The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement, in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Notes 2 and 11 of the Notes to Consolidated Financial Statements included in Item 8, and Item 9A, “Controls and Procedures.”

In September 2003, the Audit Committee of our Board of Directors, with assistance from independent legal counsel and subsequently, independent forensic accountants, undertook an internal investigation regarding questions raised internally, primarily concerning the accounting for accrued expenses, expense recognition and certain journal entries. The Audit Committee initially determined on December 28, 2003, that it was likely the Company would have to restate its financial statements for the periods described above based upon the status of the investigation at that date. On December 29, 2003, the Company informed Nasdaq and the SEC that the Company would not timely file its Form 10-K for fiscal year 2003. On December 30, 2003, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that the Form 10-K would be delayed pending completion of that internal investigation and issued a press release stating the same. The Company’s December 30, 2003 press release also announced that the Company expected that this inquiry would lead to a restatement of historical financial statements including adjustments to previously filed and published financial results, resulting in a positive impact to earnings in certain periods and a negative impact in others. Also on December 30, 2003, Lloyd Carney and Michael Luetkemeyer hosted a conference call to inform the public of the accounting inquiry and explain the delay in filing the Company’s Form 10-K. The Company furnished a copy of the transcript of that call as an exhibit to a Form 8-K filed on December 31, 2003.

On January 29, 2004, the Audit Committee met with its independent legal counsel at which time the investigation’s findings and conclusions were presented. The Audit Committee approved those findings and conclusions that certain accruals for certain expenses were overstated in certain periods, and understated in other periods and that adjustments were required in certain other areas. The Audit Committee has discussed with the Company’s independent accountants, KPMG LLP, the Committee’s findings and conclusions and the adjustments described below.

The Company has adopted and implemented a number of remedial measures that were recommended or identified in the course of the investigation. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three months and nine months ended June 30, 2003 and June 30, 2002 is to increase the Company’s net income by $787 thousand for the three months ended June 30, 2003, increase the net loss by $693 thousand for the three months ended June 30, 2002, decrease the net loss by $197 thousand for the nine months ended June 30, 2003 and increase the net loss by $594 thousand for the nine months ended June 30, 2002. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the periods discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, describes the net effect of other adjustments made pursuant to the restatement.

Restated consolidated financial statements reflect the following adjustments during the three months and nine months ended June 30, 2003 and 2002. These adjustments should be read in conjunction with the information contained the Company’s Form 10-K for the fiscal year ended September 30, 2003.

Note that numbers in parentheses represent an increase in expense and/or a decrease in income. Numbers with no parentheses represent a decrease in expense and/or an increase in income.

Effects on Net Income – Increase (Decrease)

Effects on Net Loss – (Increase) Decrease

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)
Net adjustments to:
Revenues	$(85)	$9	$302	$133

Expenses:
Cost of revenue:
Allocation adjustment	463	991	1,270	3,176
Accrued expense adjustments	329	(18)	978	(357)
Receivable and reserve adjustments	—	—	—	(626)
Reclassification	64	—	128	—

Subtotal	856	973	2,376	2,193

Sales and marketing:
Allocation adjustment	(537)	(1,519)	(1,860)	(3,654)
Accrued expense adjustments	666	(399)	(488)	684

Subtotal	129	(1,918)	(2,348)	(2,970)

Research and development:
Allocation adjustment	74	528	590	478
Accrued expense adjustments	126	140	24	122
Reclassification	(64)	—	(128)	—

Subtotal	136	668	486	600

General and administrative:
Accrued expense adjustments	25	(29)	(625)	(158)
Deferred rent	31	(18)	92	(248)
Receivable and reserve adjustments	—	—	—	506

Subtotal	56	(47)	(533)	100

Restructuring costs:
Accrued expense adjustments	31	—	220	—

Subtotal	31	—	220	—

Total Expenses	1,208	(324)	201	(77)

Interest and other income, net	(330)	(381)	(288)	(659)
Provision for income taxes	(6)	3	(18)	9

Total effect on net income/loss	$787	$(693)	$197	$(594)

Basic earnings (loss) per share impact of total adjustments	$0.01	$(0.01)	$0.00	$(0.01)
Diluted earnings (loss) per share impact of total adjustments	$0.01	$(0.01)	$0.00	$(0.01)

Revenues

The Company identified certain revenue related adjustments for which the amount of the net revenue and the timing of the revenue recorded originally required adjustment. These adjustments caused the pre-tax income to decrease by $85 thousand in the quarter ended June 30, 2003, the pre-tax loss to decrease by $9 thousand in the quarter ended June 30, 2002, the pre-tax loss to decrease by $302 thousand in the nine months ended June 30, 2003, and the pre-tax loss to decrease by $133 thousand in the nine months ended June 30, 2002.

Expenses

Total expense adjustments increased the pre-tax income by $1.2 million in the quarter ended June 30, 2003, increased the pre-tax loss by $324 thousand in the quarter ended June 30, 2002, decreased the pre-tax loss by $201 thousand in the nine months ended June 30, 2003, and increased the pre-tax loss by $77 thousand in the nine months ended June 30, 2002.

The Company allocates costs incurred by the Technical Services Department between Cost of Revenues, Sales and Marketing, and Research and Development. A review of these allocation rates led to certain adjustments in these rates to more accurately reflect the time spent by certain employees in various departments. These adjustments had no effect on net income or loss for the periods presented. See Note 1 “Use of Estimates” for additional discussion on these allocations.

The allowance for doubtful accounts was adjusted to reflect a change to correct the original accounting for a transaction with a customer that announced bankruptcy.

In addition to the allocation rate and allowance impacts to expenses noted above, the quarters ended June 30, 2003 and 2002 and the nine months ended June 30, 2003 and 2002 were impacted by adjustments in accrued expenses. The Company identified several accrued expense items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not be substantiated or was in error and should be adjusted.

Further, the Company identified that it had not been accounting for its lease expense on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. As a result, the Company adjusted its lease expense and the related deferred lease liability.

In addition, a reclassification was made in fiscal year 2003 between cost of revenue and research and development to correctly classify certain earnout payments related to the Lumos acquisition. This reclassification had no impact on net income or loss.

Interest and Other Income

The Company identified certain cumulative translation adjustment accounts that required adjustment to properly reflect foreign subsidiary account balances and appropriate foreign currency translation rates used. In addition to these adjustments, which resulted in a reclassification between accumulated comprehensive income and accumulated deficit, certain other adjustments caused the pre-tax income to decrease by $330 thousand in the quarter ended June 30, 2003, the pre-tax loss to increase by $381 thousand in the quarter ended June 30, 2002, the pre-tax loss to increase by $288 thousand in the nine months ended June 30, 2003, and the pre-tax loss to increase by $659 thousand in the nine months ended June 30, 2002.

Provision for Income Taxes

The above adjustments resulted in changes to the Company’s provision for income taxes. The tax effect of each individual adjustment depends on the period and the taxing jurisdiction in which the adjustment occurred, as well as the Company’s preexisting tax position and the effect of any other adjustments. The combined effect of the above adjustments resulted in a decrease to the net income of $6 thousand in the quarter ended June 30, 2003, a decrease to the net loss of $3 thousand in the quarter ended June 30, 2002, an increase to the net loss of $18 thousand in the nine months ended June 30, 2003, and a decrease to the net loss of $9 thousand in the nine months ended June 30, 2002.

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2003 and 2002 have been restated from amounts previously reported. The accompanying condensed consolidated financial data set forth below presents the Company’s condensed consolidated statements of operations for the three and nine month periods ended June 30, 2003 and 2002 and condensed consolidated balance sheet as of June 30, 2003 and September 30, 2002 on a comparative basis showing the amounts as originally reported and as restated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30, 2003		Three months ended June 30, 2002
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$18,443	$18,233	$20,077	$20,120
Maintenance and services	14,567	14,692	14,957	14,923

Total revenues	33,010	32,925	35,034	35,043

Cost of revenues:
License	1,476	1,251	1,568	1,624
Maintenance and services	3,160	2,593	4,124	3,095
Amortization of developed technology	1,117	1,053	790	790

Total cost of revenues	5,753	4,897	6,482	5,509

Gross profit	27,257	28,028	28,552	29,534

Operating expenses:
Sales and marketing	14,565	14,436	17,863	19,781
Research and development	7,553	7,417	8,263	7,595
General and administrative	4,003	3,947	4,093	4,140
Amortization of goodwill and other intangible assets	194	194	1,977	1,977
Restructuring costs	1,686	1,655	—	—

Total operating expenses	28,001	27,649	32,196	33,493

Income (loss) from operations	(744)	379	(3,644)	(3,959)
Interest and other income, net	1,023	693	1,452	1,071

Income (loss) before income tax benefit	279	1,072	(2,192)	(2,888)
Income tax benefit	(150)	(144)	(1,213)	(1,216)

Net income (loss)	$429	$1,216	$(979)	$(1,672)

Per share data:
Basic net income (loss)	$0.01	$0.02	$(0.01)	$(0.02)
Diluted net income (loss)	$0.01	$0.02	$(0.01)	$(0.02)
Weighted average shares used in computing:
Basic net income (loss) per share	76,635	76,635	74,711	74,711
Diluted net income (loss) per share	80,087	80,087	74,711	74,711

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine months ended June 30, 2003		Nine months ended June 30, 2002
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$50,464	$50,390	$67,932	$68,073
Maintenance and services	41,678	42,054	46,187	46,179

Total revenues	92,142	92,444	114,119	114,252

Cost of revenues:
License	4,300	3,335	4,669	4,819
Maintenance and services	9,398	8,115	13,937	11,594
Amortization of developed technology	3,217	3,089	2,370	2,370

Total cost of revenues	16,915	14,539	20,976	18,783

Gross profit	75,227	77,905	93,143	95,469

Operating expenses:
Sales and marketing	43,485	45,833	54,040	57,010
Research and development	22,212	21,726	23,893	23,293
General and administrative	12,090	12,623	13,559	13,459
Amortization of goodwill and other intangible assets	1,115	1,115	5,931	5,931
Restructuring costs	5,015	4,795	—	—

Total operating expenses	83,917	86,092	97,423	99,693

Loss from operations	(8,690)	(8,187)	(4,280)	(4,224)
Interest and other income, net	3,666	3,378	4,365	3,706

Income (loss) before income tax provision	(5,024)	(4,809)	85	(518)
Income tax provision	881	899	29	20

Net income (loss)	$(5,905)	$(5,708)	$56	$(538)

Per share data:
Basic net income (loss)	$(0.08)	$(0.07)	$0.00	$(0.01)
Diluted net income (loss)	$(0.08)	$(0.07)	$0.00	$(0.01)
Weighted average shares used in computing:
Basic net income (loss) per share	76,577	76,577	74,390	74,390
Diluted net income (loss) per share	76,577	76,577	77,498	74,390

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of June 30, 2003
	(As Reported)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$88,971	$88,971
Short-term investments	45,957	45,957
Billed receivables, net (1)	7,255	6,807
Prepaid expenses and other current assets (2)	5,632	6,675

Total current assets	147,815	148,410
Property and equipment, net (3)	6,240	6,081
Long-term investments	77,344	77,344
Goodwill, net (4)	31,343	32,055
Other intangible assets, net (4)	7,853	7,895

	$270,595	$271,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,538	$4,538
Accrued expenses (5)	21,990	20,702
Income taxes payable	6,171	6,171
Deferred revenue (6)	46,350	45,805

Total current liabilities	79,049	77,216

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 77,174 shares outstanding as of June 30, 2003	772	772
Additional paid-in capital (7)	204,228	205,046
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss (8)	(2,876)	(1,152)
Accumulated deficit (9)	(7,921)	(7,440)

Total stockholders’ equity	191,546	194,569

	$270,595	$271,785

(1)	Billed receivables, net was adjusted to reflect certain of the revenue and allowance adjustments.
(2)	Prepaid expenses and other current assets was adjusted as a result of certain of the accrued expense and revenue adjustments.
(3)	Property and equipment, net was adjusted to reflect certain accrued expense adjustments.
(4)	Goodwill and intangible assets, net was adjusted as a result of certain foreign currency adjustments.
(5)	Accrued expenses was adjusted as a result of certain accrued expense adjustments.
(6)	Deferred revenue was adjusted as a result of certain of the revenue adjustments.
(7)	Additional paid-in capital was adjusted as a result of certain accrued expense and provision for income tax adjustments.
(8)	Accumulated other comprehensive loss was adjusted as a result of certain foreign currency adjustments.
(9)	Refer to the above table which details the effects of the restatement on net income/loss.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of September 30, 2002
	(As Reported)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$117,218	$117,218
Short-term investments	42,126	42,126
Billed receivables, net (1)	18,386	17,916
Prepaid expenses and other current assets (2)	5,760	5,925

Total current assets	183,490	183,185
Property and equipment, net (3)	9,534	9,544
Long-term investments	28,293	28,293
Goodwill, net (4)	30,087	30,036
Other intangible assets, net	10,579	10,579

	$261,983	$261,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$2,374
Accrued expenses (5)	25,205	23,830
Income taxes payable	6,652	6,652
Deferred revenue (6)	36,524	36,156

Total current liabilities	70,755	69,012

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 75,194 shares outstanding as of September 30, 2002	752	752
Additional paid-in capital (7)	196,048	196,849
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss (8)	(899)	(580)
Accumulated deficit (9)	(2,016)	(1,739)

Total stockholders’ equity	191,228	192,625

	$261,983	$261,637

(1)	Billed receivables, net was adjusted to reflect certain of the revenue and allowance adjustments.
(2)	Prepaid expenses and other current assets was adjusted as a result of certain of the accrued expense and revenue adjustments.
(3)	Property and equipment, net was adjusted to reflect certain accrued expense adjustments.
(4)	Goodwill, net was adjusted as a result of certain foreign currency adjustments.
(5)	Accrued expenses was adjusted as a result of certain accrued expense adjustments.
(6)	Deferred revenue was adjusted as a result of certain of the revenue adjustments.
(7)	Additional paid-in capital was adjusted as a result of certain accrued expense and provision for income tax adjustments.
(8)	Accumulated other comprehensive loss was adjusted as a result of certain foreign currency adjustments.
(9)	Refer to the above table which details the effects of the restatement on net income/loss.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30, 2003		Nine months ended June 30, 2002
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(5,905)	$(5,708)	$56	$(538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,330	9,178	15,089	15,029
Purchased in process research & development	142	142	—	—
Non-cash compensation expense related to restructuring	54	54	—	—
Non-cash expense related to issuance of warrant	—	—	170	170
Tax benefit related to exercise of stock options	427	427	56	56
Changes in operating assets and liabilities net of acquired amounts:
Billed receivables, net	11,465	11,088	8,207	8,449
Prepaid expenses and other current assets	335	(736)	5,550	3,925
Accounts payable	2,075	1,803	(4,430)	(4,421)
Accrued expenses	(3,883)	(3,714)	(11,628)	(10,195)
Income taxes payable	(493)	(479)	(13)	(11)
Deferred revenue	8,867	9,470	4,226	4,461

Net cash provided by operating activities	22,414	21,525	17,283	16,925

Cash flows from investing activities:
Capital expenditures	(1,004)	(836)	(2,450)	(2,368)
Purchases of investments	(52,880)	(130,252)	(46,685)	(50,722)
Proceeds from sales of investments	—	77,370	—	4,038
Acquisition of net assets, net of cash acquired	(2,597)	(1,538)	—	—
Repayment of long term debt assumed upon acquisition	—	(855)	—	—

Net cash used in investing activities	(56,481)	(56,111)	(49,135)	(49,052)

Cash flows from financing activities:
Proceed from issuance of common stock	7,719	7,719	4,888	4,888

Net cash provided by financing activities	7,719	7,719	4,888	4,888

Effects of exchange rate changes on cash and cash equivalents	(1,899)	(1,380)	(945)	(350)

Net decrease in cash and cash equivalents	(28,247)	(28,247)	(27,909)	(27,589)
Cash and cash equivalents at beginning of period	117,218	117,218	138,581	138,261

Cash and cash equivalents at end of period	$88,971	$88,971	$110,672	$110,672

Note 3. Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company will pay up to $2.7 million in cash and has assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, with a further $0.7 million paid as of June 30, 2003 in connection with certain earnouts in relation to revenue, development and employee retention goals. The earnout primarily increases the amount allocated to goodwill, except for earnout amounts related to employee retention goals which are expensed. The debt assumed of $0.9 million was repaid shortly after acquisition. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

A summary of the allocation of the initial purchase price plus the earnouts as of June 30, 2003 is as follows (in millions):

Total tangible liabilities, net	$(1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	1.3
Other	0.2

Total intangible assets	3.0

Total	$1.7

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

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$32,925	$36,317	$93,296	$118,581
Net income (loss)	$1,513	$(1,862)	$(5,886)	$(1,479)
Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.08)	$(0.02)
Diluted	$0.02	$(0.02)	$(0.08)	$(0.02)
Shares used in per share computation:
Basic	76,635	74,711	76,577	74,390
Diluted	80,087	74,711	76,577	74,390

Note 4. Restructuring Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company announced and implemented two separate restructuring plans, which were accounted for under EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring). The Company does not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date of SFAS No. 146.

The fiscal 2002 restructuring plan, which was announced during the quarter ended September 30, 2002, resulted in a decrease of the Company’s workforce by 85 employees and the elimination of excess facilities. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $4.4 million in the quarter ended September 30, 2002. In the quarter ended June 30, 2003, as a result of a potential tenant terminating negotiations, an additional restructuring charge of $1.7 million was incurred on property leases relating to the fiscal 2002 restructuring plan. The Company determined that it would not be able to sub-lease some of the excess facilities that it had expected to sub-lease when calculating the original restructuring charge.

The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.1 million, relating to severance and employment related charges.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $1.0 million as of June 30, 2003 is expected to be paid by September 30, 2004.

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

The following table sets forth the restructuring activity for the nine months ended June 30, 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	(As Restated)		(As Restated)	(As Restated)
	Facility	Severance	Severance	Total
Accrual balance at September 30, 2002	$971	$1,636	—	$2,607
Restructuring charges	1,655	—	$3,140	4,795
Cash paid during the nine months ended June 30, 2003	(713)	(1,037)	(2,740)	(4,490)

Accrual balance at June 30, 2003	$1,913	$599	$400	$2,912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other relevant information contained in our fiscal year 2003 Form 10-K as filed with the Securities and Exchange Commission on May 17, 2004.

The statements contained in this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q/A are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our software products and services; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products and services sold; general domestic and international economic and political conditions; and other factors and risks discussed in “Risk Factors” below and elsewhere in this Quarterly Report, and other Micromuse filings with the Securities and Exchange Commission.

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Form 10-Q/A gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings in 2003 or earlier with the Securities and Exchange Commission or included in previous announcements in 2003 or earlier should not be relied upon.

In September 2003, the Audit Committee of our Board of Directors, with assistance from independent legal counsel and subsequently, independent forensic accountants, undertook an internal investigation regarding questions raised internally, primarily concerning the accounting for accrued expenses, expense recognition and certain journal entries. The Audit Committee initially determined on December 28, 2003, that it was likely the Company would have to restate its financial statements for the periods described above based upon the status of the investigation at that date. On December 29, 2003, the Company informed Nasdaq and the SEC that the Company would not timely file its Form 10-K for fiscal year 2003. On December 30, 2003, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that the Form 10-K would be delayed pending completion of that internal investigation and issued a press release stating the same. The Company’s December 30, 2003 press release also announced that the Company expected that this inquiry would lead to a restatement of historical financial statements including adjustments to previously filed and published financial results, resulting in a positive impact to earnings in certain periods and a negative impact in others. Also on December 30, 2003, Lloyd Carney and Michael Luetkemeyer hosted a conference call to inform the public of the accounting inquiry and explain the delay in filing the Company’s Form 10-K. The Company furnished a copy of the transcript of that call as an exhibit to a Form 8-K filed on December 31, 2003.

On January 29, 2004, the Audit Committee met with its independent legal counsel at which time the investigation’s findings and conclusions were presented. The Audit Committee approved those findings and conclusions that certain accruals for certain expenses were overstated in certain periods and understated in other periods and that adjustments were required in certain other areas more fully described below. The Audit Committee has discussed with the Company’s independent accountants, KPMG LLP, the Committee’s findings and conclusions and the adjustments described below.

The Company has adopted and implemented a number of remedial measures that were recommended or identified in the course of the investigation. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three months and nine months ending June 30, 2003 and June 30, 2002 is to increase the Company’s net income by $787 thousand for the three months ended June 30, 2003, increase the net loss by $693 thousand for the three months ended June 30, 2002, decrease the net loss by $197 thousand for the nine months ended June 30, 2003 and increase the net loss by $594 thousand for the nine months ended June 30, 2002. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

Restated consolidated financial statements reflect the following adjustments during the three months and nine months ended June 30, 2003 and 2002:

Note that numbers in parentheses represent an increase in expense and/or a decrease in income. Numbers with no parentheses around them represent a decrease in expense and/or an increase in income.

Effects on Net Income – Increase (Decrease)

Effects on Net Loss – (Increase) Decrease

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)
Net adjustments to:
Revenues	$(85)	$9	$302	$133

Expenses:
Cost of revenue:
Allocation adjustment	463	991	1,270	3,176
Accrued expense adjustments	329	(18)	978	(357)
Receivable and reserve adjustments	—	—	—	(626)
Reclassification	64	—	128	—

Subtotal	856	973	2,376	2,193

Sales and marketing:
Allocation adjustment	(537)	(1,519)	(1,860)	(3,654)
Accrued expense adjustments	666	(399)	(488)	684

Subtotal	129	(1,918)	(2,348)	(2,970)

Research and development::
Allocation adjustment	74	528	590	478
Accrued expense adjustments	126	140	24	122
Reclassification	(64)	—	(128)	—

Subtotal	136	668	486	600

General and administrative:
Accrued expense adjustments	25	(29)	(625)	(158)
Deferred rent	31	(18)	92	(248)
Receivable and reserve adjustments	—	—	—	506

Subtotal	56	(47)	(533)	100

Restructuring costs:
Accrued expense adjustments	31	—	220	—

Subtotal	31	—	220	—

Total Expenses	1,208	(324)	201	(77)

Interest and other income, net	(330)	(381)	(288)	(659)
Provision for income taxes	(6)	3	(18)	9

Total effect on net income/loss	$787	$(693)	$197	$(594)

Basic earnings (loss) per share impact of total adjustments	$0.01	$(0.01)	$0.00	$(0.01)
Diluted earnings (loss) per share impact of total adjustments	$0.01	$(0.01)	$0.00	$(0.01)

Revenues

The Company identified certain revenue related adjustments for which the amount of the net revenue and the timing of the revenue recorded originally needed to be adjusted. These adjustments caused the pre-tax income to decrease by $85 thousand in the quarter ended June 30, 2003, the pre-tax loss to decrease by $9 thousand in the quarter ended June 30, 2002, the pre-tax loss to decrease by $302 thousand in the nine months ended June 30, 2003, and the pre-tax loss to decrease by $133 thousand in the nine months ended June 30, 2002.

Expenses

Total expense adjustments increased the pre-tax income by $1.2 million in the quarter ended June 30, 2003, increased the pre-tax loss by $324 thousand in the quarter ended June 30, 2002, decreased the pre-tax loss by $201 thousand in the nine months ended June 30, 2003, and increased the pre-tax loss by $77 thousand in the nine months ended June 30, 2002.

The Company allocates costs incurred by the Technical Services Department between Cost of Revenues, Sales and Marketing, and Research and Development. A review of these allocation rates as part of the restatement process led to certain adjustments in these rates to more accurately reflect the time spent by certain employees in various departments. These adjustments had no effect on net income or loss for the periods presented. See Item 1, Note 1 “Use of Estimates” in the accompanying Condensed Consolidated Financial Statements for additional discussion on these allocations.

The allowance for doubtful accounts was adjusted to reflect a change to correct the original accounting for a transaction with a customer that announced bankruptcy.

In addition to the allocation rate and allowance impacts to expenses noted above, the quarters ended June 30, 2003 and 2002 and the nine months ended June 30, 2003 and 2002 were impacted by adjustments in accrued expenses. The Company identified several accrued expense items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not be substantiated or was in error and should be adjusted.

Further, the Company identified that it had not been accounting for its lease expense on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. As a result of this restatement process, the Company adjusted its lease expense and the related deferred lease liability.

In addition, a reclassification was made in fiscal year 2003 between cost of revenue and research and development to correctly classify certain earnout payments related to the Lumos acquisition. This reclassification had no impact on net income or loss.

Interest and Other Income

The Company identified certain cumulative translation adjustment accounts that needed to be adjusted to properly reflect foreign subsidiary account balances and appropriate foreign currency translation rates used. In addition to these adjustments, which resulted in a reclassification between accumulated comprehensive income and accumulated deficit, certain other adjustments caused the pre-tax income to decrease by $330 thousand in the quarter ended June 30, 2003, the pre-tax loss to increase by $381 thousand in the quarter ended June 30, 2002, the pre-tax loss to increase by $288 thousand in the nine months ended June 30, 2003, and the pre-tax loss to increase by $659 thousand in the nine months ended June 30, 2002.

Provision for Income Taxes

The above adjustments resulted in changes to the Company’s provision for income taxes. The effect of each individual adjustment depends on the period and the taxing jurisdiction in which the adjustment occurred, as well as the Company’s preexisting tax position and the effect of any other adjustments. The combined effect of the above adjustments resulted in a decrease to the net income of $6 thousand in the quarter ended June 30, 2003, a decrease to the net loss of $3 thousand in the quarter ended June 30, 2002, an increase to the net loss of $18 thousand in the nine months ended June 30, 2003, and an decrease to the net loss of $9 thousand in the nine months ended June 30, 2002.

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault management and service assurance — the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. The Company was founded in 1989 and subsequently developed our Netcool/OMNIbus software, which we began shipping in January 1995. All of our revenues continue to be derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool-related revenues will continue to account for all or substantially all of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our Netcool products and enhancements thereto.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, revenue recognition, bad debts, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the critical accounting policies and estimates that are used in the preparation of our consolidated financial statements:

Revenue Recognition. Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that these elements are delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met - (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEMs, evidence of sell-through to an end user is required as additional evidence that the arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEMs is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

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

Allowance for Doubtful Accounts. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if a specific allowance is appropriate based on its risk category. In addition, we maintain a general reserve for all invoices by applying a percentage to each 30-day age category. In determining these percentages, we analyze our historical collection experience by region and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Circumstances that have caused revisions to the allowance calculation have been primarily due to the contraction of the overall economy. Deterioration in the economy could result in more customers being placed in the specific reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Allocations of technical services department costs. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $5.7 million and $17.4 million for the quarter and the nine month period ended June 30, 2003, respectively, and $6.9 million and $21.4 million for the quarter and the nine month period ended June 30, 2002, respectively. The allocation rates applied to these department costs were 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the quarter ended June 30, 2003; 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the nine month period ended June 30, 2003; 17% to cost of revenue, 80% to sales and marketing, and 3% to research and development in the quarter ended June 30, 2002; and 16% to cost of revenue, 75% to sales and marketing, and 9% to research and development in the nine month period ended June 30, 2002. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Impairment Assessments. We review the carrying amount of goodwill for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In addition we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Changes in circumstances that are considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of our long-lived assets may not be recoverable we then estimate the fair value of these long-lived assets based on the sum of the expected discounted future cash flows expected to result from the use of the assets and their eventual disposition under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Allowance for Returns. For customers having a right of return, the Company estimates future returns based on historical experience and other assumptions, to determine if an allowance is appropriate. To date, the Company has experienced an immaterial level of returns, and as a result, the Company’s allowance for returns has been insignificant. If historical data used to calculate the allowance for returns does not reflect actual future returns, additional provisions for returns may be needed and future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Restructuring-related Assessments. Our critical accounting policy and judgment as it relates to restructuring-related assessments in accordance with Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) and SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities includes our estimate of the loss related to facility costs and severance-related costs. To determine the facility costs, which is the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. This lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). In the quarter ended September 30, 2002, the fiscal 2002 restructuring plan resulted in the elimination of excess facilities. In the quarter ended June 30, 2003, as a result of a potential tenant terminating negotiations with us, an additional restructuring charge of $1.7 million was incurred on property leases relating to the fiscal 2002 restructuring plan. The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.1 million, relating to severance and employment related charges.

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

Legal contingencies. The Company is subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have adequately accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us and that such outcome will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

Accrued Commission Policy. The Company accounts for commission accruals and related expenses to reflect a liability in the period the obligation arose for the actual amounts to be paid, with the related expense being recorded in the period in which the related revenue was recognized. The Company calculates the total commission liability for all valid purchase orders or approved written contracts received in the period and adjusts the accrued liability for purchase orders or approved written contracts not recognized as revenue in the period because they did not meet one or more of the revenue recognition requirements of SOP 97-2.

Non-GAAP Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, in process research and development, restructuring costs, executive recruiting costs, and the related income tax effects. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
As a Percentage of Total Revenues:
Revenues:
License	55.4%	57.4%	54.5%	59.6%
Maintenance and services	44.6%	42.6%	45.5%	40.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	3.8%	4.6%	3.6%	4.2%
Maintenance and services	7.9%	8.8%	8.8%	10.1%
Amortization of developed technology	3.2%	2.3%	3.3%	2.1%

Total cost of revenues	14.9%	15.7%	15.7%	16.4%

Gross profit	85.1%	84.3%	84.3%	83.6%

Operating expenses:
Sales and marketing	43.8%	56.5%	49.6%	49.9%
Research and development	22.5%	21.7%	23.5%	20.4%
General and administrative	12.0%	11.8%	13.7%	11.8%
Amortization of goodwill and other intangible assets	0.6%	5.6%	1.2%	5.2%
Restructuring costs	5.0%	0.0%	5.2%	0.0%

Total operating expenses	83.9%	95.6%	93.2%	87.3%

Income (loss) from operations	1.2%	(11.3)%	(8.9)%	(3.7)%
Interest and other income, net	2.1%	3.1%	3.7%	3.2%

Income (loss) before income tax provision (benefit)	3.3%	(8.2)%	(5.2)%	(0.5)%
Income tax provision (benefit)	(0.4)%	3.4%	1.0%	0.0%

Net income (loss)	3.7%	(4.8)%	(6.2)%	(0.5)%

As a Percentage of Related Revenues:
Cost of license revenues	6.9%	8.1%	6.6%	7.1%
Cost of maintenance and services revenues	17.6%	20.7%	19.3%	25.1%

Revenues.

Revenues decreased to $32.9 million and $92.4 million in the quarter and nine months ended June 30, 2003, from $35.0 million and $114.3 million in the comparable periods of the prior year. License revenues decreased to $18.2 million and $50.4 million in the quarter and nine months ended June 30, 2003, from $20.1 million and $68.1 million in the comparable periods of the prior year. The decline in license revenues was primarily due to the economic slowdown that limited the overall capital spending of our existing and potential customers, especially in the telecommunications market. Maintenance and services revenues decreased to $14.7 million and $42.1 million in the quarter and nine months ended June 30, 2003, from $14.9 million and $46.2 million in the comparable periods of the prior year. The decrease in maintenance and services revenues was a result of the related decrease in license revenue and lower overall services revenue. Services revenue declined $0.2 million and $2.7 million in the quarter and nine months ended June 30, 2003, respectively, in comparison to the same periods in the prior year. License revenues as a percentage of total revenues was 55.4% and 54.5% in the quarter and nine months ended June 30, 2003, as compared to 57.4% and 59.6% in the comparable periods of the prior year.

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

Cost of Revenues

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues decreased to 6.9% and 6.6% in the quarter and nine months ended June 30, 2003, as compared to 8.1% and 7.1% in the comparable periods of the prior year. The decrease was mainly due to a change in the mix of license revenue in the current quarter and nine months ended June 30, 2003. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 17.6% and 19.3% in the quarter and nine months ended June 30, 2003, from 20.7% and 25.1% in the comparable periods of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue in addition to economies of scale, and a decrease in headcount, facilities, and travel costs related to the Company’s previously announced restructuring.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc and Lumos Technologies Inc. The increase in the quarter and nine months ended June 30, 2003 as compared to the same periods of the prior year is due to the acquisition of RiverSoft plc in the quarter ended September 30, 2002 and Lumos technologies in the quarter ended December 31, 2002.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $14.4 million and $45.8 million in the quarter and nine months ended June 30, 2003, from $19.8 million and $57.0 million in the comparable periods of the prior year. This decrease was primarily due to a decrease in sales commission as a result of the related decrease in revenue and a decrease in personnel related costs as a result of lower headcount and travel expenditures related to the above mentioned restructuring. Sales and marketing expenses as a percentage of total revenues decreased to 43.8% from 56.5% in the quarter ended June 30, 2003 and 2002, respectively, and decreased to 49.6% from 49.9% in the nine months ended June 30, 2003 and 2002, respectively.

Research and Development Expenses

Research and development expenses decreased to $7.4 million and $21.7 million in the quarter and nine months ended June 30, 2003, from $7.6 million and $23.3 million in the comparable periods of the prior year. The decrease was primarily due to the decrease in personnel related costs as a result of reductions in headcount related to the above mentioned restructuring. Research and development costs as a percentage of total revenues increased to 22.5% from 21.7% in the quarter ended June 30, 2003 and 2002, respectively, and increased to 23.5% from 20.4% in the nine months ended June 30, 2003 and 2002, respectively.

General and Administrative Expenses

General and administrative expenses decreased to $3.9 million and $12.6 million in the quarter and nine months ended June 30, 2003, from $4.1 million and $13.5 million in the comparable periods of the prior year. The decrease in general and administrative expenses in the quarter ended June 30, 2003 as compared to the comparable period of the prior year was primarily due to a decrease in headcount and travel related expenditures related to the above mentioned restructuring. The decrease in general and administrative expenses in the nine months ended June 30, 2003 as compared to the comparable period of the prior year was also due to the decrease in headcount, in addition to a decrease in the bad debt expense of $0.6 million which was offset by an increase in professional legal fees of $0.7 million. General and administrative expenses as a percentage of revenues increased to 12.0% and 13.7% in the quarter and nine months ended June 30, 2003, from 11.8% and 11.8% in the comparable periods of the prior year.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased to $194 thousand and $1.1 million in the quarter and nine months ended June 30, 2003, from $2.0 million and $5.9 million in the comparable periods of the prior year. The charges reflect the amortization of the goodwill and other intangible assets over estimated useful lives of three to five years. The decrease was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. If the Company had followed the provisions of SFAS No. 142 in the prior year, the expense would have decreased by $1.8 million and $5.5 million for the quarter and nine months ended June 30, 2002, respectively.

Restructuring Costs

During the quarter and nine months ended June 30, 2003, we incurred $1.7 million and $4.8 million, respectively, in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 3 of Notes to Condensed Consolidated Financial Statements.)

Interest and Other Income, Net

Interest and other income decreased to $0.7 million and $3.4 million in the quarter and nine months ended June 30, 2003, respectively, from $1.1 million and $3.7 million in the nine months ended June 30, 2002, respectively. This net decrease was primarily due to the decline in interest rates over the past year.

Provision for (benefit from) Income Taxes

Income taxes showed a benefit of $0.1 million and a charge of $0.9 million in the quarter and nine months ended June 30, 2003, as compared to a benefit of $1.2 million and a charge of $20 thousand in the comparable periods of the prior year. The change for the nine months ended June 30, 2003 compared to 2002 was mainly due to an increase in taxable income in certain countries and the change for the quarter ended June 30, 2003 compared to 2002 was mainly due to a decline in projected taxes in fiscal year 2003 from fiscal year 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had $89.0 million in cash and cash equivalents and $123.3 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net decrease in cash and cash equivalents in the nine months ended June 30, 2003, was due primarily to net loss adjusted for non-cash expenses, the decrease in accrued expenses, capital expenditures, the acquisition of Lumos Technologies Inc., and the purchases of investments. These outflows of cash and cash equivalents were partially offset by inflows of cash and cash equivalents related to the decrease in billed receivables, the increase in accounts payable, the increase in deferred revenue, proceeds from sales of investments and proceeds from the issuance of common stock.

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

The risk factors set forth below should be read in conjunction with all relevant information contained in the Company’s Form 10-K for the fiscal year ended September 30, 2003, and Forms 10-Q for the quarters ended December 31, 2003, and March 31, 2004, filed with the SEC on May 17, 2004. Except to the extent financial information set forth in this Form 10-Q/A has been adjusted to reflect the restatement of financial statements described elsewhere in this report, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed on August 13, 2003. Accordingly, the risk factors set forth below speak as of the original August 13, 2003, filing date and have not been updated for subsequent events.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 51%, 49% and 41% of our total revenues in the nine months ended June 30, 2003, fiscal 2002 and fiscal 2001, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Accenture, Cap Gemini Ernst & Young and others. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 58%, 77% and 82% of our total revenues in the nine months ended June 30, 2003, fiscal 2002 and fiscal 2001, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of June 30, 2003, we had approximately $40.0 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft and Lumos. We regularly perform reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended March 31, 2003, the Company performed its transitional goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A, and subject to and except for the discussion below and elsewhere in this Form 10-Q/A concerning the restatement of our financial statements, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have described the restatement of our financial statements contained in this Form 10-Q/A in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” and in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to our accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.

In connection with its audit for the years ended September 30, 2001 through 2003, KPMG LLP issued a letter May 10, 2004 to the Audit Committee of our Board of Directors that identified three material weaknesses in our internal controls over financial reporting. The identified weaknesses were deficiencies in internal controls related to the recording of accrued liabilities, deficiencies in internal controls related to the documentation of support for journal entries and ineffective review of financial information, although the letter noted that the Company regularly conducted thorough and timely review and analysis of revenue arrangements. We believe all of these have been addressed or are being addressed in the measures summarized below.

In connection with the evaluation described above and in connection with the restatement of our financial statements as described under the Restatement of Financial Statements in Part I, Item 2, the Company has adopted and implemented numerous measures in connection with its ongoing process improvement, compliance and governance activities, some of which have been enhanced further or implemented in connection with the restatement process. Included among these changes are the following:

•	The Company implemented a Code of Business Conduct that includes a section entitled “Financial Code of Ethics for Employees with Financial Reporting Obligations.” This section contains specific ethical and related standards applicable to those with responsibilities for financial reporting and disclosure to investors and is applicable to our Chief Executive Officer, Chief Financial Officer, and other members of our finance team.

•	We have recruited personnel in our finance department with expertise in financial controls and reporting, including hiring a Vice President of Global Finance and Corporate Controller and an Americas Controller. We have also approved the staffing of an internal audit function.

•	We have re-emphasized to finance employees their responsibility for appropriate journal entries that are properly documented, in particular relating to non-system generated journal entries.

•	We have revised procedures to enhance documentation procedures and to improve the segregation of duties in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support quarterly reported financial statements.

•	Regional controllers are expected to review and sign off on the reconciliation of all accrual accounts balances quarterly.

•	We have implemented an enhanced quarterly closing process including a formal closing meeting each quarter chaired by the Chief Financial Officer and including other appropriate finance staff.

•	We have identified the following additional enhancements that we intend to implement during the remainder of fiscal 2004: annual technical training for finance employees, improved systems processes intended to reduce manual journal entries, and implementation of a global purchase order system.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.2	1997 Stock Option/Stock Issuance Plan, as amended and restated through June 30, 1999, and forms of agreements thereunder (incorporated by reference from exhibit 10.2 in our Form 10-Q filed with the SEC on August 13, 2004).

31	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on April 23, 2003, to report the results of operations and financial condition for its fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

MICROMUSE INC.
(Registrant)

By:	/S/ LLOYD A. CARNEY
Lloyd A. Carney
Chairman and Chief Executive Officer
(Duly Authorized Officer)

By:	/S/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)