Form 10-K
period 2003-12-31
MICROMUSE INC
filed 2004-05-17
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☒    No  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on March 31, 2004, based upon the closing price of a share of the Registrant’s common stock as reported by the Nasdaq National Market on that date, was approximately $607.0 million. As of May 3, 2004, there were 78,270,124 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. For example, we currently have distribution agreements with Cisco Systems, IBM Global Services, Ericsson, Nortel, Alcatel, and Sun Microsystems. As of September 30, 2003, we had licensed our software to nearly 1,600 customers operating in and serving a variety of industries. Micromuse customers include Cable & Wireless, Charles Schwab, Citigroup, Deutsche Telekom, Digex, Earthlink, Electronic Data Systems, GE Appliances, ITC^DeltaCom, J.P. Morgan Chase, T-Mobile, and Verizon.

Micromuse operates as a single operating segment, and further geographic and segment information is included in Note 8 “Geographic and Segment Information” of the Notes to Consolidated Financial Statements included in this Form 10-K. For a discussion of customers accounting for 10% or more of our consolidated revenue and credit concentration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues,” and Note 1 “Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in this Form 10-K.

Micromuse was founded in 1989 in London, England, and in 1997 reorganized as a Delaware corporation and re-located its headquarters to San Francisco, California.

Information Available on the Micromuse Website

The Micromuse website is www.micromuse.com.

Micromuse makes the following filings available on its website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished under applicable provisions of the Securities Exchange Act of 1934 and SEC rules. You may access these filings on our website at http://www.micromuse.com/ by clicking on “Our Company,” then “Investor Relations,” and then “SEC filings.” Within the “SEC filings” section, we provide a link to view our SEC filings referred to above, and a separate link to view the “Section 16 Filings” that our directors and officers (and, if applicable, more than 10% stockholders) make to report initial beneficial ownership and changes in beneficial ownership of our common stock.

Micromuse also makes available, in a corporate governance section on our website, the charters of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of the Micromuse Board of Directors, and the Micromuse Code of Business Conduct. You may access these documents on our website by clicking on “Our Company,” then “Investor Relations,” and finally “Corporate Governance.”

The Micromuse Code of Business Conduct is applicable to Micromuse directors, officers and employees, and meets the definition of a code of ethics set forth in SEC Regulation S-K Item 406. The code also includes a section entitled “Financial Code of Ethics for Employees with Financial Reporting Obligations” applicable to our Chief Executive Officer, Chief Financial Officer and other members of our finance department that contains specific ethical and related standards applicable to those with responsibilities for financial reporting and disclosure to investors. As permitted by SEC rules, in lieu of filing this code as an exhibit to this Form 10-K, we have made the code available on our website as described above.

Under revised Nasdaq listing standards, Micromuse may grant waivers of the Code of Business Conduct for directors and officers only if approved by the board of directors, and must make any such waivers along with the reasons for the waivers publicly available by filing a Form 8-K within 5 business days. Under SEC rules, Micromuse is required to file a Form 8-K to disclose any amendment of the code (other than non-substantive amendments) or any explicit or implicit waiver of the code (i.e., any material departure from the code) granted to the chief executive officer, chief financial or accounting officer, controller or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, Micromuse intends to satisfy the requirement under SEC rules to disclose amendments and waivers of the code by posting this information on the Micromuse website under the corporate governance link indicated above. To the extent the Nasdaq rules do not permit this alternate means of disclosure allowed by SEC rules, Micromuse will file a Form 8-K to report waivers, if any.

All of the filings and governance documents available under the Investor Relations link on our website are free of charge.

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. We have also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2003 announced on October 29, 2003 and the preliminary financial information for the quarter ended December 31, 2003 announced on February 10, 2004. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements”, and Notes 2 and 11 of the Notes to Consolidated Financial Statements included in Item 8. Remedial measures that were recommended or identified in the course of the restatement process are summarized in Item 9A, “Controls and Procedures.”

Business Developments

Changes in Executive Officers

On January 12, 2004, the Company announced the appointment of Arun Oberoi as Executive Vice President, Global Sales and Technical Services. See Item 10 of this Form 10-K for a description of Mr. Oberoi’s business background.

Effective September 30, 2003, Michael S. Donohue resigned his executive officer status as Senior Vice President, Sales and Business Operations.

On July 29, 2003, the Company announced the appointment of Lloyd A. Carney as Chairman and Chief Executive Officer. See Item 10 of this Form 10-K for a description of Mr. Carney’s business background.

Effective December 31, 2002, Gregory Q. Brown resigned as Chairman and Chief Executive Officer, to assume a position as an officer of another company. As a result of his resignation, and until the appointment of Mr. Carney, Director David C. Schwab served as Chairman, and Michael L. Luetkemeyer, served as interim Chief Executive Officer while retaining his responsibilities as Chief Financial Officer.

Fiscal 2003 Employee Reduction

On October 29, 2002, the Company announced plans to reduce headcount by approximately 18% during the first quarter of fiscal 2003, from a base of 660 employees as of September 30, 2002. As of September 30, 2003, we had 573 employees, including those who joined the Company from two acquisitions described below that were completed in fiscal 2003.

Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company intends to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company agreed to pay up to $2.7 million in cash and assume $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, a further $1.2 million was paid as of September 30, 2003 in connection with certain earnouts in relation to revenue, development and employee retention goals. The remaining earnouts of $0.3 million and $0.2 million were paid in the quarters ended December 31, 2003 and March 31, 2004, respectively. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

On August 20, 2003, the Company announced it had completed the acquisition of NETWORK HARMONi (NHI) for approximately $23.0 million in cash. NHI’s HARMONi suite of intelligent agents provides the core data collection technology within Netcool®/System Service Monitors™ (Netcool/SSMs) and Netcool®/Application Service Monitors™ (Netcool/ASMs), which gather realtime information about distributed systems, servers, and applications across the IT infrastructure. In addition to the extensive library of intelligent HARMONi agents, Micromuse acquired NHI’s OpCenter product, a lightweight, centralized IT management and problem resolution system that is ideally tailored for mid-sized enterprise IT infrastructures. Micromuse also assumed several pending patent applications that had previously been filed by NHI.

Products and Technology

Micromuse provides a suite of software products that enable business and service assurance for enterprises and service providers. Our Netcool solutions include the flagship Netcool/OMNIbus™ product family, which collects, consolidates, de-duplicates and correlates information from more than 1,000 network management platforms and devices and presents realtime user-configurable views of faults, network, service and business status. This product family allows network operations personnel to react to problems in their network infrastructure before they cause outages in service availability and/or to identify outages and their probable causes. These capabilities enable network managers to improve the reliability and functionality of their networks, thereby enhancing operating efficiencies, productivity and profitability of network operators and users. The components of the Netcool/OMNIbus Product Family are described in the section entitled “Netcool/OMNIbus Product Family.”

Micromuse also provides several other product families that work in conjunction with Netcool/OMNIbus and provide enhanced business and service assurance capabilities. These include the Netcool/Service Monitors™ product family, the Netcool/Precision™ product family, the Netcool/Impact™ product family and the Netcool/Dashboards™ product family.

In addition, the Netcool suite includes packaged software “solutions” comprised of product family components and targeted to specific customer environments. These solutions include:

•	Netcool for Voice Networks™

•	Netcool for Security Management™

•	Netcool for Asset Management™

•	Netcool for Voice Over IP™

Brief descriptions of the Netcool product families are provided below:

Netcool/OMNIbus Product Family

Micromuse’s flagship Netcool/OMNIbus product family provides realtime business and service assurance. As the cornerstone of the Netcool suite, it collects and consolidates events and alarms from more than 1,000 IT environments in realtime—and presents this information to IT executives and operations personnel in an intuitive, graphical console. Netcool/OMNIbus provides realtime monitoring, management, and event de-duplication and helps organizations proactively manage their IT infrastructures to ensure continuous uptime of business services and applications. Environments supported by Netcool/OMNIbus include business applications, Windows and UNIX systems, data switches, voice switches, IP routers, frameworks and others.

The Netcool ObjectServer™, the core component of Netcool/OMNIbus, is a high-speed database that collects event information from throughout the infrastructure. Netcool Probes & Monitors™ collect event messages from throughout the IT infrastructure and forward them to the Netcool ObjectServer for consolidation, filtering, de-duplication, suppression, and analysis.

The Netcool suite also provides Executive Dashboards that allow you to customize realtime views of operations and business services, based on geography, department, or supporting IT resources. Point-and-click interfaces allow you to address and prioritize the resolution of IT problems based upon their business or customer impact. Designed to meet the needs of both IT executives and operations personnel, the Netcool dashboards provide a ‘birds-eye’ view of services as well as detailed analysis of specific IT resources.

Netcool Probes & Monitors collect and consolidate data from over 1,000 environments off-the-shelf. Netcool manages events at the device and system level while also testing service and application availability from the service user’s perspective.

Netcool Gateways™ interface to third-party databases and applications that need to share event data interactively with the Netcool/OMNIbus realtime event database engine. Examples of gateway-supported environments include Oracle, Sybase, SQL Server, Informix, Remedy, Clarify (Amdocs), Vantive (PeopleSoft), Siebel, and Metasolv.

Using generic probes, proprietary probes, standards-based probes (such as SNMP trapd and TL1), gateways, and monitors, Netcool/OMNIbus can collect data from virtually any networked environment.

Netcool/Monitors Product Family

Supporting a variety of IP, Internet and wireless-based services and applications, Netcool/Monitors use ‘synthetic transactions’ to monitor availability and performance over fixed line and wireless infrastructures.

Netcool/Application Service Monitors™ (ASMs) provide detailed application and database monitoring for Oracle, Microsoft SQL, Microsoft Exchange, Apache and MS IIS. Netcool/ASMs monitor a variety of metrics from these applications and offer suggested resolution procedures aimed at repairing problems.

Netcool/System Service Monitors™ (SSMs) accurately measure the availability and performance of host systems and applications running on them. Its distributed systems management includes CPU utilization, memory utilization, and disk space and can track blocks, inodes, total and free files in each file system. Netcool/SSMs can also manage running processes and execute restarts when they go down.

Netcool/Data Center Monitors™ (DCMs) consolidate realtime management from IBM mainframe and midrange systems—the IBM S/390 (IBM zSeries) and IBM AS/400 (IBM iSeries). Netcool/DCMs allow you to monitor events across mainframe alerts such as VTAM sessions and MVS subsystems as well as midrange-computing systems. Netcool/DCMs identify problems before applications and services are affected.

Netcool/Internet Service Monitors™ (ISMs) for managing HTTP and HTTPS web pages and financial transactions help determine the cause of problems affecting eCommerce transactions. Netcool/ISMs measure the availability and performance of Web-based applications and offer Web-based historical reports that can be measured against service agreements. Netcool/ISMs that provide support for SMTP, POP3, and IMAP protocols ensure the availability and response time of email services. Netcool/ISMs also manage the underlying infrastructure protocols, such as DHCP, DNS, FTP, ICMP, NNTP, NTP, TCP Port, and Radius. Netcool/ISMs help ensure the availability of Internet, voice and wireless infrastructures.

The Netcool/Usage Service Monitors™ (USMs) provide usage-metering and show the status of network usage in realtime or over a period of time. These usage monitors measure how many people are using a device and/or service. They also allow you to view the usage for a given department or business unit such as the quantity of hits, or bandwidth usage.

The Netcool/Wireless Service Monitors™ (WSMs) for managing end-to-end availability and performance of WAP and SMS-based services act like a wireless service user to simulate transactions. These Netcool/Service Monitors can test page availability and content accuracy by connecting to defined WAP pages via WAP Gateways.

Netcool/Precision Product Family

The Netcool/Precision product family is built on a flexible architecture designed specifically for modern networks. Utilizing its accurate topology and network connectivity information, Netcool/Precision monitors the network to locate and isolate network problems as they develop and reports these problems to network staff. This enables administrators to resolve problems fast, before they escalate into more serious outages that impact the availability and performance of critical business services.

Netcool/Precision for IP Networks™ (Netcool/PrecisionIP) automatically discovers IP networks, gathering topology data to deliver a complete picture of devices and layer 2 and layer 3 connectivity, including MPLS, ATM and Frame networks. It monitors all discovered elements for status and continually updates its database with new device information as the network changes. When network problems occur, Netcool/PrecisionIP analyzes events and identifies the root cause of the problem—significantly reducing the time it takes to isolate network faults. Fully integrated with the Netcool suite, Netcool/ PrecisionIP delivers a complete picture of network connectivity, and quickly isolates the source of network downtime.

Netcool/Precision for Transmission Networks™ (Netcool/PrecisionTN) automatically discovers transmission layer (Layer 1) networks, deepening the visibility provided by Netcool/Precision IP at network layers 2 and 3. Netcool/Precision TN collects and sends alarm, inventory, facility, and connection information to Netcool/OMNIbus from any TL1- or SNMP-managed NEs so that you can drill down to the very shelf, card, and port involved in the alarm—and all in realtime. This information can be used to visualize the problems with Netcool/Precision TN’s rich web-based GUI or with common reporting tools. And the information is stored in a MySQL or an Oracle database, providing additional opportunities to generate reports and analyze network data.

Like an “engineer in a box,” Netcool/Visionary™ analyzes information from industry-standard SNMP devices and applications and provides real-time, device-centric diagnoses. Its patent-pending MicroCorrelation™ technology analyzes the SNMP Management Information Base information to pinpoint the underlying cause of hundreds of unique problems that pertain to specific devices. Whenever a device such as a server, switch or router shows a deviation from normal behavior, Netcool/Visionary provides an explanation for the condition—showing details on why problems occur and the recommended solution. Netcool/Visionary sends this data to Netcool/OMNIbus.

Netcool/Impact Product Family

Tightly integrated with Netcool/OMNIbus, Netcool/Impact shows the realtime business impact analysis of specific faults within the infrastructure. It allows you to see how Netcool-collected events will impact IT-based business processes, services, and business-critical applications.

Netcool/ Impact retrieves business process, customer and service information from a variety of databases and files. When events occur, Netcool/Impact automatically enriches Netcool/OMNIbus events by linking the right information with each event. This “enriched” event gives you the knowledge needed to define resolution policies and instruct Netcool/Impact to take automatic corrective action on faults. In addition it can escalate events to email, pagers and other systems—ensuring fast and efficient notification. Netcool/Impact’s analysis of events helps you prioritize work and focus on business-critical events.

Netcool/SLA Manager™ delivers realtime service modeling and reporting, allowing you to monitor the impact of IT performance on services and SLAs. From the top down, you can drill into services and view the collection of network and Web devices and server farms supporting them. Its graphical views can be customized to provide a complete picture of business process, IT workflow and faults—calculating how services are performing relative to SLAs historically and in realtime.

Netcool/SLA Manager (Netcool/SLAM) incorporates data across IT components that make up a service, including network devices such as routers and switches, wireless and broadband components, systems and applications. This information is correlated to measure service availability, performance and usage as well as the overall customer experience. By assimilating this information into a broader service model, Netcool/SLAM can show both IT and business executives an ‘at-a-glance’ view of service and application health as well as impending problems.

Netcool/Dashboards Product Family

Netcool/Desktop™ is the proprietary client interface into Netcool/OMNIbus, providing dynamic, intuitive, realtime views of the IT infrastructure. You can toggle easily among list-based, map-based, logical, topological, and graphical views of device-level and service-affecting events. Tools, notifications, and other applications can be launched from within the Netcool Desktop, enabling true, realtime, centralized IT management.

Netcool/Webtop™ is a richly-featured, web-based version of Netcool/Desktop, enabling Netcool views to be configured and accessed across a secure Web interface. In addition to providing “anytime, anywhere” access over any Web-connected PC, Netcool/Webtop can be ported to any other type of web-enabled device, including PDAs and wireless devices. Netcool/Webtop can be configured easily into a wide range of operational and executive views for all types of users.

Netcool/Reporter™ receives event data from the Netcool/OMNIbus™ application and translates it into meaningful reports. By analyzing and presenting data generated over time, Netcool/Reporter provides long-term, retrospective information about the behavior of devices, systems and services. Its drill-down features and access to journals, details, and event histories allows managers to troubleshoot specific problems quickly and effectively. Netcool/Reporter offers an intelligent window into event trends, revealing “hot spots” so you can intervene before larger problems occur. Its easy, intuitive reports enable you to understand the behavior of your infrastructure over time. Designed to help you more effectively manage service and application availability over time, Netcool/Reporter also offers device availability reports, personnel response-time measures, and other statistics to help you report against committed service-level agreements.

Sales and Marketing

We market our software and services primarily through our direct sales organization with United States offices in Chicago, Dallas, New York, San Francisco, and McLean, Virginia; and international offices in Australia, Austria, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Poland, Singapore, Spain, and the United Kingdom, among other locations. Additionally, we have a growing channel consisting of OEMs, value-added resellers (VARs) and systems integrators.

Typically, the sales process will include an initial sales presentation, a product demonstration, at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes six to nine months, although we have experienced shorter, longer and less predictable cycles. Companies often start with a moderate deployment of certain Netcool software components, and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who renew maintenance agreements and often purchase additional software as their networks expand, or as additional sites within the customer account learn of the services provided by, and the benefits of, the Netcool software.

We have a number of marketing programs designed to inform potential customers about the capabilities and benefits of our products. Our marketing efforts include investing in our technical leadership, participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, analyzing returns on investment in our software, sales training, publication of technical and educational articles in industry journals, advertising and sponsorships.

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

To achieve significant growth in revenues in the future we must continue to expand and improve the performance of our network of distribution partners. Our network of distribution partners currently includes OEMs, VARs, and systems integrators, such as Cisco Systems, IBM Global Services, Ericsson, Nortel, Alcatel and Sun Microsystems. These partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain OEMs, VARs, and systems integrators or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See “Risk Factors—We need to continue to expand our distribution channels and retain our existing third-party distributors.”

In part, because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software to end-users located outside of the United States (i.e., “international sales”) have historically comprised a significant portion of our total revenue. International sales accounted for 39%, 49% and 39% of total revenues in fiscal 2003, 2002 and 2001, respectively. A majority of these international sales were made to customers in the United Kingdom and Continental Europe. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See “Risk Factors—Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.”

Technical Services

Our technical services organization provides customers with a broad range of support services including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support. In addition, the technical services organization serves a variety of internal functions, including drafting support and training documentation, product management, product testing and research and development related to specific customer industries.

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

For an annual maintenance fee, a customer will receive toll-free telephone and email support, as well as certain new releases of our products. We offer two support packages to our customers: 8 hours a day, 5 days a week support or 24 hours a day, 7 days a week support. While support personnel generally answer the technical support calls and resolve most problems over the phone, we will deploy one of our technical support personnel in the event that an on-site visit is necessary. As our installed base of Netcool customers has grown, revenue from maintenance fees has grown. Due to more recent general economic and specific customer factors, some customers have chosen to reduce or forego their maintenance coverage. We are implementing initiatives to counter these trends but there can be no assurance that maintenance revenue will continue at its current level or will continue its historic growth. The failure to grow maintenance revenue would have a material adverse impact on our business results and financial condition.

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

Our research and development organization spans the United States, United Kingdom and Australia and includes team members who have joined Micromuse through our acquisitions of Calvin Alexander Networking (“CAN”), NetOps, RiverSoft plc, Lumos Technologies Inc. and NHI. Research and development teams are organized around specific products and product families. These teams work closely with customers, product managers, technical service engineers, and salespeople to ensure that product specifications and enhancements are aligned to market requirements.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development for fiscal 2003, 2002 and 2001 were $29.4 million, $32.4 million and $33.4 million, respectively. To date, our development efforts have not resulted in any capitalized software development costs.

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

Competition

As noted above, our products are designed for use in the evolving business and service assurance and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the infrastructure management, service-level management, and security management markets. Competitors generally fall within the following four categories: (i) customer’s internal design and development organizations that produce “homegrown” Service Level Management (SLM) and network management applications for their particular needs; (ii) vendors who provide enterprise network and systems management frameworks including Computer Associates International, Inc. and BMC Software, Inc; (iii) vendors who provide service provider network and systems management frameworks including Hewlett Packard and Team Telecom, Inc.; and (iv) vendors who provide niche management applications. In the future, as we enter new markets, we expect that such markets may have additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions, reduced gross margins and/or loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

Some of our existing and potential customers and distributors continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Sometimes these customers internally design and develop their own software solutions for their particular needs and therefore may be reluctant to purchase products offered by independent vendors. As a result, we must continuously educate existing and prospective customers as to the advantages of our products versus internally developed network operations support and management applications.

Many of our current and potential competitors have longer operating histories and have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products or to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Existing competitors could also increase their market share by bundling products having management functionality offered by our products with their current applications. Moreover, our current and potential competitors may increase their share of the service and business assurance market through strategic alliances and/or the acquisition of competing companies. In addition, network operating system vendors could introduce new or upgrade and extend existing operating systems or environments that include management functionality offered by our products, which could render our products obsolete and unmarketable. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results or financial condition. See “Risk Factors—We face intense competition including from larger competitors with greater resources than our own, which could result in our losing market share or experiencing a decline in gross margins.”

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is significantly dependent upon our proprietary software technology. We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications or claims from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected. See Part I, Item 3 “Legal Proceedings” for a description of pending litigation relating to claims of infringement against us.

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

Employees

As of September 30, 2003, we had 573 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

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

Item 2.    Properties

Our headquarters are located in approximately 21,935 square feet of office space in San Francisco, under a lease that expires in January 2008. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Chicago, Dallas, McLean, New York, Santa Monica, Beijing, Dusseldorf, Frankfurt, Hong Kong, Madrid, Mexico, Milan, Boston, Paris, Perth, Russia, Sao Paulo, Shanghai, Singapore, Sydney, Taipei, Tokyo, Utrecht, Vienna and Warsaw. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3.    Legal Proceedings

On December 9, 2002, Aprisma Management Technologies, Inc. (“Aprisma”) filed a complaint against the Company in the U.S. District Court for the District of New Hampshire. The complaint alleges that the Company’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on the Company’s counsel on February 20, 2003. The Company filed its answer to the complaint on April 11, 2003, in which the Company alleged affirmative defenses of patent invalidity and non-infringement of the patents by the Company’s products, as well as other equitable defenses. The Company has also asserted counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability, including without limitation on the grounds that Aprisma failed to disclose material prior art to the Patent Office. The parties are now completing discovery (the exchange of documents and the taking of depositions) and preparing for the court’s hearing on the legal scope of the patents’ claims. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and it will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In response, the Company moved to: (i) dismiss the case or require Agilent to file a more definite statement of its claims; (ii) join HP as a necessary party; and (iii) transfer the case to the Southern District of New York, or in the alternative, to the Northern District of California. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York, where the remaining motions described in (i) and (ii) above are expected to be decided. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and the Company intends to vigorously defend against the action.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and seek an unspecified amount of damages. The complaints assert causes of action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s decision to restate its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003 and the Company’s decision to adjust its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003. Plaintiffs have moved to consolidate those actions and name the law firm of Berman, DeValerio, Please, Tabacco, Burt & Pucillo as Lead Plaintiffs’ Counsel. The Court has yet to rule on that motion. Lead Plaintiffs will file a consolidated amended complaint after the Company files its restated financial statements. The Company will respond to that consolidated amended complaint after it is filed. The Company intends to vigorously defend these lawsuits.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Company has not yet responded to the complaints.

On January 15, 2004, the Securities & Exchange Commission notified the Company that it had initiated an informal inquiry regarding the Company. This inquiry is ongoing and the Company is cooperating fully. It is our understanding that it is customary for the SEC to undertake an informal inquiry of many announced accounting restatements. The detailed information contained in this Form 10-K relating to the restatement of financial statements has not been reviewed previously by the SEC.

The Company is also subject to other pending or threatened litigation from time to time in addition to the matters specifically listed above, including other cases now pending. The Company has recorded certain liabilities it does not believe to be material related to some of the pending litigation (other than the patent and securities litigation specifically listed above) based on claims for which management believes a loss is probable and for which management can reasonably estimate the amount and range of loss.

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part II, Item 7, “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights” and “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business.”

Due to the inherent unpredictability of litigation, the Company cannot predict the outcome of these or other pending matters with any certainty. Because of the uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, management of the Company is unable to make a reasonable estimate of the losses that could result from these matters.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market. Our trading symbol changed to “MUSEE” on January 2, 2004, as a result of the delayed filing of this Form 10-K. We anticipate that the trading symbol will change back to “MUSE” after we have filed this Form 10-K and Forms 10-Q for the first two quarters of fiscal 2004. The following table sets forth for the quarterly periods indicated the high and low closing prices of the common stock for the last two fiscal years:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
September 30	$9.75	$6.67	$4.22	$2.52
June 30	9.80	4.94	9.00	3.80
March 31	6.03	3.99	15.50	8.00
December 31	4.58	1.46	18.18	5.42

On May 3, 2004, the closing price of the common stock on the Nasdaq National Market was $6.27 per share. As of May 3, 2004, there were approximately 127 holders of record of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 2003, 2002 or 2001 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Private Issuance of Securities

On July 28, 2003, the Company issued a warrant to an executive search firm entitling it to purchase 50,000 shares of the Company’s common stock as more fully described under Item 12 of this Form 10-K under the sub-heading “Warrants” and incorporated here by this reference. The warrant was not registered under the Securities Act of 1933, as amended, pursuant to an exemption under, among other things, Section 4(2) promulgated thereunder.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report for the years ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Operations Data:

	Year ended September 30,
	2003	2002	2001	2000	1999
		(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Revenues:
License	$67,156	$78,795	$148,362	$90,763	$43,692
Maintenance and services	58,995	60,587	64,215	32,770	14,378

Total revenues	126,151	139,382	212,577	123,533	58,070
Cost of revenues:
License	4,520	6,535	8,034	4,998	2,379
Maintenance and services	10,567	14,444	23,705	15,554	7,465
Amortization of developed technology	4,313	3,275	3,158	1,264	—

Total cost of revenues	19,400	24,254	34,897	21,816	9,844

Gross profit	106,751	115,128	177,680	101,717	48,226

Operating expenses	112,726	135,079	153,033	101,219	43,591
Interest and other income, net	4,565	5,810	6,959	5,163	4,091
Provision for income taxes	372	2,572	9,899	8,508	840

Net income (loss)	$(1,782)	$(16,713)	$21,707	$(2,847)	$7,886

Per share data:
Basic net income (loss) per share	$(0.02)	$(0.22)	$0.30	$(0.04)	$0.12
Diluted net income (loss) per share	$(0.02)	$(0.22)	$0.28	$(0.04)	$0.11

Weighted average shares used in computing net income (loss) per share:
Basic	76,381	74,551	72,500	68,586	63,636
Diluted	76,381	74,551	78,758	68,586	70,016

Consolidated Balance Sheet Data:

	As of September 30,
	2003	2002	2001	2000	1999
		(As Restated)	(As Restated)	(As Restated)
	(In thousands)
Cash and cash equivalents	$89,385	$117,218	$138,261	$83,679	$35,058
Working capital	68,358	114,173	128,518	96,724	62,991
Total assets	277,687	261,637	273,655	197,011	90,605
Retained earnings (accumulated deficit)	(3,521)	(1,739)	14,974	(6,733)	(3,514)
Total stockholders’ equity	203,756	192,625	200,834	152,724	70,006

Quarterly Financial Data:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
		(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Fiscal 2003:
Revenues	$33,707	$32,925	$32,116	$27,403
Gross profit	28,846	28,028	27,337	22,540
Income (loss) from operations	2,212	379	(924)	(7,642)
Net income (loss)	3,926	1,216	(224)	(6,700)
Basic net income (loss) per share	0.05	0.02	0.00	(0.09)
Diluted net income (loss) per share	$0.05	$0.02	$0.00	$(0.09)

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Fiscal 2002:
Revenues	$25,130	$35,043	$39,148	$40,061
Gross profit	19,659	29,534	32,165	33,770
Income (loss) from operations	(15,727)	(3,959)	(183)	(82)
Net income (loss)	(16,175)	(1,672)	205	929
Basic net income (loss) per share	(0.22)	(0.02)	0.00	0.01
Diluted net income (loss) per share	$(0.22)	$(0.02)	$0.00	$0.01

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Restatement of Financial Statements” and Note 2 and Note 11 of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended September 30, 2002 and 2001 and restated unaudited quarterly data for fiscal quarters during the years ended September 30, 2003, 2002, and 2001 respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-K under the heading “Risk Factors.” Except as otherwise noted, the discussion of financial results gives effect to the accounting adjustments described in “Restatement of Financial Statements” below.

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. We have also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2003 announced on October 29, 2003 and the preliminary financial information for the quarter ended December 31, 2003 announced on February 10, 2004. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

In September 2003, the Audit Committee of our Board of Directors, with assistance from independent legal counsel and subsequently, independent forensic accountants, undertook an internal investigation regarding questions raised internally, primarily concerning the accounting for accrued expenses, expense recognition and certain journal entries. The Audit Committee initially determined on December 28, 2003, that it was likely the

Company would have to restate its financial statements for the periods described above based upon the status of the investigation at that date. On December 29, 2003, the Company informed Nasdaq and the SEC that the Company would not timely file its Form 10-K for fiscal year 2003. On December 30, 2003, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that this Form 10-K would be delayed pending completion of that internal investigation and issued a press release stating the same. The December 30, 2003 press release also announced that the Company expected that this inquiry would lead to a restatement of historical financial statements including adjustments to previously filed and published financial results, resulting in a positive impact to earnings in certain periods and a negative impact in others. Also on December 30, 2003, Lloyd Carney and Michael Luetkemeyer hosted a conference call to inform the public of the accounting inquiry and explain the delay in filing the Company’s Form 10-K. The Company furnished a copy of the transcript of that call as an exhibit to a Form 8-K filed on December 31, 2003.

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

The Company has adopted and implemented a number of remedial measures that were recommended or identified in the course of the investigation. These measures are summarized in Item 9A, “Controls and Procedures” in this Form 10-K.

Restatement of Financial Statements

The net effect of all of the restatement adjustments is to decrease the Company’s net loss by $2.3 million in fiscal year 2003, to decrease the Company’s net loss by $964 thousand in fiscal year 2002, and to increase the Company’s net income by $438 thousand in fiscal year 2001. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

Restated consolidated financial statements reflect the following adjustments during the past three fiscal years:

Note that numbers in parentheses represent an increase in expense and/or a decrease in income. Numbers with no parentheses represent a decrease in expense and/or an increase in income.

Effects on Net Income—Increase (Decrease)

Effects on Net Loss—(Increase) Decrease

	Effect on net income for	Effect on net loss for	Effect on net loss for		Effect on net income for	Effect on net loss
	Three months Ended September 30, 2003	Nine months Ended June 30, 2003	Year Ended September 30,		Year Ended September 30, 2001	Total for Three Years Ended September 30, 2003(1)
Net adjustments to:			2003	2002
		(As Restated)		(As Restated)	(As Restated)
	(in thousands)
Revenues	$420	$302	$722	$253	$69	$1,044

Expenses:
Cost of revenue:
Allocation adjustment	538	1,270	1,808	3,949	(758)	4,999
Accrued expense adjustments	126	978	1,104	(375)	2,345	3,074
Receivable and reserve adjustments	—	—	—	(626)	—	(626)
Reclassification	64	128	192	—	—	192

Subtotal	728	2,376	3,104	2,948	1,587	7,639

Sales and marketing:
Allocation adjustment	(766)	(1,860)	(2,626)	(4,784)	671	(6,739)
Accrued expense adjustments	775	(488)	287	1,180	2,132	3,599

Subtotal	9	(2,348)	(2,339)	(3,604)	2,803	(3,140)

Research and development:
Allocation adjustment	228	590	818	835	87	1,740
Accrued expense adjustments	(55)	24	(31)	193	284	446
Reclassification	(64)	(128)	(192)	—	—	(192)

Subtotal	109	486	595	1,028	371	1,994

General and administrative:
Accrued expense adjustments	(29)	(625)	(654)	171	(1,779)	(2,262)
Deferred rent	31	92	123	(217)	(427)	(521)
Accrued taxes	—	—	—	—	(1,252)	(1,252)
Receivable and reserve adjustments	602	—	602	506	(819)	289

Subtotal	604	(533)	71	460	(4,277)	(3,746)

Restructuring costs:
Accrued expense adjustments	—	220	220	(188)	—	32

Subtotal	—	220	220	(188)	—	32

Total Expenses	1,450	201	1,651	644	484	2,779

Interest and other income, net	215	(288)	(73)	55	(227)	(245)
Provision for income taxes	(6)	(18)	(24)	12	112	100

Total effect on net income/loss	$2,079	$197	$2,276	$964	$438	$3,678

Basic earnings (loss) per share impact of total adjustments	$0.03	$0.00	$0.03	$0.01	$0.01	$0.05
Diluted earnings (loss) per share impact of total adjustments	$0.03	$0.00	$0.03	$0.01	$0.01	$0.05

(1)	See Note 2 of Notes to Consolidated Financial Statements for additional information on the effect of these adjustments and Note 11 of Notes to Consolidated Financial Statements for adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended December 31, 2000 through June 30, 2003 as a result of the restatements.

Revenues

The Company identified certain revenue related adjustments for which the amount of the net revenue and the timing of the revenue recorded originally required adjustment. These adjustments caused the pre-tax loss to decrease by $722 thousand in fiscal year 2003 and to decrease by $253 thousand in fiscal year 2002, and the pre-tax income to increase by $69 thousand in fiscal year 2001.

Expenses

Total expense adjustments decreased the pre-tax loss by $1.7 million and $644 thousand in fiscal 2003 and 2002, respectively, and increased the pre-tax income by $484 thousand in fiscal 2001.

The Company allocates costs incurred by the Technical Services Department between Cost of Revenues, Sales and Marketing, and Research and Development. A review of the allocation rates led to certain adjustments in these rates to more accurately reflect the time spent by certain employees in various departments. These adjustments had no effect on net income or loss for the fiscal years presented. See Item 8, Note 1 “Use of Estimates” in the accompanying Consolidated Financial Statements for additional discussion on these allocations.

The allowance for doubtful accounts was adjusted to reflect a change to correct the original accounting for a transaction with a customer that declared bankruptcy and adjustments to reflect the application of a consistent global policy in this area.

In addition to the allocation rate and allowance impacts to expenses noted above, fiscal 2003, 2002 and 2001 was impacted by adjustments in accrued expenses. The Company identified several accrued expense items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not be substantiated or was in error and should be adjusted.

The Company further identified an expense adjustment from the elimination of accrued tax liabilities in fiscal year 2001 that should have been released in an earlier period as an increase to additional paid-in capital rather than a credit to General and Administrative expenses.

The Company identified that it had not been accounting for its lease expense on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. As a result, the Company adjusted its lease expense and the related deferred lease liability.

In addition, a reclassification was made in fiscal year 2003 between cost of revenue and research and development to appropriately classify certain earnout payments related to the Lumos acquisition. This reclassification had no impact on net income or loss.

Interest and Other Income

The Company identified certain cumulative translation adjustment accounts that required adjustment to properly reflect foreign subsidiary account balances and appropriate foreign currency translation rates. In addition to these adjustments, which resulted in a reclassification between accumulated comprehensive income and accumulated deficit, certain other adjustments caused the pre-tax loss to increase by $73 thousand in fiscal year 2003, the pre-tax loss to decrease by $55 thousand in fiscal year 2002 and the pre-tax income to decrease by $227 thousand in fiscal year 2001.

Provision for Income Taxes

The above adjustments resulted in changes to the Company’s provision for income taxes. The tax effect of each individual adjustment depends on the period and the taxing jurisdiction in which the adjustment occurred, as well as the Company’s preexisting tax position and the effect of any other adjustments. The combined effect of the above adjustments resulted in an increase to the net loss of $24 thousand in fiscal year 2003, a decrease to the net loss of $12 thousand in fiscal year 2002, and an increase to net income of $112 thousand in fiscal year 2001.

Fiscal Year 2001 Opening Balances

Fiscal year 2001 opening retained earnings was restated to reflect certain adjustments primarily related to accruals as described above in the amount of $1.1 million.

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault management and service assurance—the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. The Company was founded in 1989 and subsequently developed our Netcool/OMNIbus software, which we began shipping in January 1995. The Company continues to develop and enhance our Netcool family of products with more than 50 new products, product enhancements and integrations occurring during the fiscal year ended September 30, 2003. All of our revenues continue to be derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool-related revenues will continue to account for all or substantially all of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our Netcool products and enhancements thereto.

As of September 30, 2003, we had licensed our Netcool products to nearly 1,600 customers worldwide in comparison to nearly 1,400 customers in 2002. This increase substantially reflects the growth in customers in the enterprise sector, which generated 40% of total revenue in the fiscal year ended September 30, 2003, compared with 26% in the fiscal year ended September 30, 2002. We license our software through our direct sales force, OEMs and value-added resellers. Revenues from OEMs and resellers combined accounted for approximately 48%, 48% and 42% of our total license revenues for fiscal 2003, 2002 and 2001, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

The decrease in revenue in fiscal 2003 and 2002, respectively, was primarily attributable to the economic slowdown that limited the overall capital spending of existing and potential customers especially in the telecommunications market. However, fiscal 2003 quarterly revenue and the first two quarters of fiscal year 2004 revenue has increased across each quarter, compared to the fourth quarter of fiscal year 2002. This increase was primarily attributable to the decreasing impact of the economic slowdown and a reduced reliance on the telecommunications sector. Our ability to achieve significant additional revenue growth and increased profitability in the future will depend substantially on our success in establishing an appropriate strategy to meet ongoing general economic and individual market conditions, increased diversification across market sectors, and increased market penetration in emerging growth markets such as Central and Eastern Europe and the Asia Pacific region.

Operating expenses in fiscal 2003 and 2002 decreased primarily due to reductions in headcount. However, in the first two quarters of fiscal 2004, the Company incurred an unanticipated increase in General and Administrative Expenses. This increase consisted initially of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements” in this section and in Note 2 of the Notes to Consolidated Financial Statements included in Item 8. This increase also includes unanticipated professional fees to our independent auditors in connection with the delayed completion of the audit of our financial statements included in this Form 10-K, and the fees payable to an accounting firm (separate from the forensic accountants and independent auditors) that we retained to assist with the day-to-day responsibilities of the restatement process in January 2004 and preparation of this Form 10-K and Forms 10-Q for the first two fiscal quarters of fiscal 2004. The Company estimates that accounting and legal fees associated with this investigation and related matters, including additional costs incident to the completion of the audit of the financial statements included in this Form 10-K, will be in the range of approximately $4.0 to $5.0 million. These costs do not affect fiscal 2003 results and were not anticipated at the time the Company announced its fiscal 2003 results and related guidance for the first quarter of fiscal 2004.

We also expect expenses for professional fees to increase during fiscal 2004 and perhaps beyond, as compared to prior periods, due to pending litigation. We currently estimate that professional service fees associated with pending litigation will be in the range of $4.0 to $5.0 million during fiscal 2004. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part I, Item 3—“Legal Proceedings” for additional information on current legal proceedings.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. For the fiscal years ended September 30, 2003, 2002 and 2001, license, maintenance and service revenues from customers located outside of the United States accounted for 39%, 49% and 39% of our total revenues, respectively. See Note 8 “Geographic and Segment Information” of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

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

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEM’s, evidence of sell-through to an end user is required as additional evidence that the arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEM’s is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

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

Non-GAAP Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, write-off of in-process research and development, restructuring costs, costs of the internal inquiry and restatement, certain stock-based compensation, executive recruiting costs, and related income tax effects. We believe the disclosure of the non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

Results of Operations

The following discussion and analysis gives effect to the restatement described above in “Restatement of Financial Statements” and in “Note 2—Restatement of Financial Statements” in the accompanying Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously-filed annual and quarterly reports.

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

	Year ended September 30,
	2003	2002	2001
		(As Restated)	(As Restated)
As a Percentage of Total Revenues:
Revenues:
License	53.2%	56.5%	69.8%
Maintenance and services	46.8%	43.5%	30.2%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
License	3.6%	4.7%	3.8%
Maintenance and services	8.4%	10.4%	11.1%
Amortization of developed technology	3.4%	2.3%	1.5%

Total cost of revenues	15.4%	17.4%	16.4%

Gross profit	84.6%	82.6%	83.6%

Operating expenses:
Sales and marketing	47.8%	52.3%	41.9%
Research and development	23.2%	23.3%	15.7%
General and administrative	13.5%	12.4%	10.7%
Amortization of goodwill and other intangible assets	1.0%	5.9%	3.7%
Restructuring costs	3.8%	3.1%	—

Total operating expenses	89.3%	97.0%	72.0%

Income (loss) from operations	(4.7)%	(14.4)%	11.6%
Interest and other income, net	3.6%	4.2%	3.3%

Income (loss) before income taxes	(1.1)%	(10.2)%	14.9%
Income taxes	0.3%	1.9%	4.7%

Net income (loss)	(1.4)%	(12.1)%	10.2%

As a Percentage of Related Revenues:
Cost of license revenues	6.7%	8.3%	5.4%
Cost of maintenance and services revenues	17.9%	23.8%	36.9%

Revenues

Total revenues were $126.2 million, $139.4 million and $212.6 million in fiscal 2003, 2002 and 2001, respectively. License revenues were $67.2, $78.8 million and $148.4 million in fiscal 2003, 2002 and 2001, respectively. The decrease in license revenue in fiscal 2003 and 2002 was primarily attributable to the economic slowdown that limited the overall capital spending of existing and potential customers especially in the telecommunications market. Fiscal 2003 quarterly total revenue was $33.7 million, $32.9 million, $32.1 million and $27.4 million for the 4th quarter, 3rd quarter, 2nd quarter and 1st quarter, respectively. This quarterly revenue growth across fiscal 2003 was primarily attributable to the decreasing impact of the economic slowdown and the related growth in our customer base to nearly 1,600 customers from 1,400 in fiscal 2002. This growth in our customer base also reflects our reduced reliance on sales to the telecommunication sector with 40% of total sales generated from other sectors in fiscal 2003 compared to 26% in fiscal 2002.

Our revenue adjustments described in “Restatement of Financial Statements” caused total revenue to increase by $722 thousand in fiscal year 2003, and by $253 thousand in fiscal year 2002, and to increase by $69 thousand in fiscal year 2001.

Maintenance and service revenues were $59.0 million, $60.6 million and $64.2 million in fiscal 2003, 2002 and 2001, respectively. The decrease in maintenance and service revenue in fiscal 2003 and fiscal 2002 was primarily a result of lower services revenue. Service revenues decreased by $2.4 million and $9.3 million across fiscal 2003 and fiscal 2002, respectively, primarily as a result of our resellers providing increased consulting services directly to the end users of our software. The percentage of our total revenues attributable to licensing our software was 53%, 57% and 70% in fiscal 2003, 2002 and 2001, respectively. Maintenance and services revenues accounted for 47%, 43% and 30% in fiscal 2003, 2002 and 2001, respectively.

Revenues from U.S. operations were 61%, 51% and 61% of total revenues in fiscal 2003, 2002 and 2001, respectively. International revenues include all revenues other than those from the United States and are based on location of the customer. See Note 8 of the Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 60%, 74% and 81% of our total revenues in fiscal 2003, 2002 and 2001, respectively. Also, one third-party distributor, Cisco Systems, Inc, accounted for approximately 24%, 16% and 15% of revenues in fiscal 2003, 2002 and 2001, respectively. No one end user accounted for more than 10% of total revenue for fiscal 2003, 2002 and 2001.

Cost of Revenues

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues as a percentage of license revenues were 6.7%, 8.3% and 5.4% in fiscal 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 over the year 2002 was primarily due to the re-negotiation of an expired time based royalty contract. The increase in fiscal 2002 over 2001 was mainly as a result of the Company entering into a fixed fee time based royalty contract for fiscal 2002, in which the royalty cost as a percentage of license revenue increased as license revenue declined.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 17.9% in fiscal 2003 from 23.8% in fiscal 2002 and 36.9% in fiscal 2001. The improvements in fiscal 2003 over fiscal 2002 and in fiscal 2002 over fiscal 2001 were principally due to a proportionally greater percentage of higher-margin maintenance revenues as compared to services revenue.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI over two to six years. The increase in each of the fiscal years is due to additional acquisitions in the preceding fiscal year.

Our cost of revenue adjustments described in “Restatement of Financial Statements” caused cost of revenues to decrease by $3.1 million in fiscal year 2003, decrease by $2.9 million in fiscal year 2002, and decrease by $1.6 million in fiscal year 2001. These adjustments included certain reallocations within the statement of operations of $1.8 million, $3.9 million, and $758 thousand in fiscal year 2003, 2002, and 2001, respectively, which had no impact on net income or loss.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses were $60.3 million, $72.9 million and $89.0 million in fiscal 2003, 2002 and 2001, respectively. The decreases in fiscal 2003 from fiscal 2002 and in fiscal 2002 from fiscal 2001 were mainly as a result of lower overall sales commissions due to lower revenues of 9% and 34% in fiscal 2003 and 2002 respectively, and also decreasing personnel related costs due to the reduction in sales and marketing headcount of 23% and 17% in fiscal 2003 and 2002 respectively. Sales and marketing expenses represented 47.8%, 52.3% and 41.9% of total revenues in fiscal 2003, 2002 and 2001, respectively. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Our sales and marketing adjustments described in “Restatement of Financial Statements” caused sales and marketing expense to increase by $2.3 million in fiscal year 2003 and $3.6 million in fiscal year 2002, and to decrease by $2.8 million in fiscal year 2001. These adjustments included certain reallocations within the statement of operations of $2.6 million, $4.8 million, and $671 thousand in fiscal year 2003, 2002, and 2001, respectively, which had no impact on net income or loss.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses and the costs of computer systems and software development tools. Research and development expenses were $29.4 million, $32.4 million and $33.4 million in fiscal 2003, 2002 and 2001, respectively. The continued decrease in each fiscal year was primarily due to decreased personnel related costs as a result of reductions in headcount. Research and development expenses represented 23.2%, 23.3%, and 15.7% of total revenues in fiscal year 2003, 2002, and 2001, respectively. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Our research and development adjustments described in “Restatement of Financial Statements” caused research and development expenses to decrease by $595 thousand in fiscal year 2003, $1.0 million in fiscal year 2002, and $371 thousand in fiscal year 2001. These adjustments included certain reallocations within the statement of operations of $818 thousand, $835 thousand, and $87 thousand in fiscal year 2003, 2002, and 2001, respectively, which had no impact on net income or loss.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems, legal and human resources, as well as professional fees, other general corporate expenses and bad debt expense. General and administrative expenses were $17.0 million, $17.2 million and $22.7 million in fiscal 2003, 2002 and 2001 respectively. The decrease in fiscal 2003 compared to fiscal 2002 is a result of a net reduction in the bad debt reserve requirement due to an improvement in the accounts receivable aging profile offset by increases in professional fees. The reduction in general and administrative expenses from fiscal 2001 to fiscal 2002 was primarily the result of a decrease in bad debt expense of $3.8 million due to lower volume and an improvement in the customer risk profile, in addition to decreased personnel related costs as a result of a reduction in headcount. We anticipate that our general and administrative expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues. See “Overview” at the beginning of this Item 7 MD&A section for a discussion of an expected increase in professional fees in fiscal 2004.

Our general and administrative adjustments described in “Restatement of Financial Statements” caused general and administrative expenses to decrease by $71 thousand in fiscal year 2003 and $460 thousand in fiscal year 2002, and increase by $4.3 million in fiscal year 2001.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets result from the acquisition of CAN, NetOps and RiverSoft, Lumos and NHI.

On December 28, 1999, the Company acquired all of the outstanding stock of CAN, a privately-held developer of network auto-discovery technology, and we recorded goodwill and other intangible assets of approximately $31.7 million in fiscal 2000.

On July 18, 2000, the Company acquired all of the outstanding stock of NetOps, a privately-held developer of diagnostic technology, and we recorded goodwill and other intangible assets of approximately $21.2 million in fiscal 2000.

On August 6, 2002, the Company completed the acquisition of RiverSoft, a publicly-held developer of flexible object modeling and root-cause analysis technology, and we recorded goodwill of $13.2 million and other intangible assets of approximately $2.3 million in fiscal 2002.

On December 19, 2002, the Company acquired all of the outstanding stock of Lumos Technologies Inc., a privately-held developer of sophisticated technology for managing Layer 1 networks, and we recorded goodwill of $1.7 million and other intangible assets of approximately $1.7 million in fiscal 2003.

On August 19, 2003, the Company completed its acquisition of NHI, a privately-held developer of core data collection technology that gathers realtime information across the IT infrastructure, and we recorded goodwill of $17.1 million and other intangible assets of approximately $6.2 million in fiscal 2003.

Amortization of goodwill and other intangible assets relating to our acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI was $ 1.2 million, $8.2 million and $7.9 million for fiscal 2003, 2002 and 2001, respectively. The charges reflect the amortization of the goodwill and other intangible assets over estimated useful lives of six months to six years. The decrease in fiscal 2003 from fiscal 2002 was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization was $0.0 million, $7.2 million and $6.9 million for fiscal 2003, 2002 and 2001, respectively. The amortization of other intangible assets was $1.2 million, $1.0 million and $1.0 million in fiscal 2003, 2002 and 2001, respectively. The increase in intangible asset amortization is due to the additional acquisitions as noted above. (See Notes 1 and 4 of the Notes to Consolidated Financial Statements.)

Restructuring Costs

During the fiscal year ended September 30, 2003 and 2002, we incurred $4.8 million and $4.4 million in restructuring costs, respectively. (See Restructuring related assessment under Critical Accounting Policies and also Note 10 of the Notes to Consolidated Financial Statements.)

Our restructuring costs adjustments described in “Restatement of Financial Statements” caused restructuring costs to decrease by $220 thousand in fiscal year 2003 and increase by $188 thousand in fiscal year 2002.

Interest and Other Income, net

Other income predominately relates to the interest earned from our holdings of cash equivalents and investments. Other income was $4.6 million, $5.8 million and $7.0 million in fiscal 2003, 2002 and 2001, respectively. The continued decrease in each fiscal year was primarily due to decreases in interest rates.

Our other income, net adjustments described in “Restatement of Financial Statements” caused other income, net to decrease by $73 thousand in fiscal year 2003, increase by $55 thousand in fiscal year 2002, and decrease by $227 thousand in fiscal year 2001.

Provision for Income Taxes

The provision for income taxes was $0.4 million, $2.6 million and $9.9 million for fiscal 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 from fiscal 2002 and 2001 was mainly as a result of declining taxable income. Although, in fiscal 2003 and 2002, we had a loss before income tax, we had a tax expense as we had taxable income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions. (See Provision for Income Taxes Note 6 of the Notes to Consolidated Financial Statements for NOL carryforward details).

Our provision for income taxes adjustments described in “Restatement of Financial Statements” caused the provision for income taxes to decrease by $24 thousand in fiscal year 2003, increase by $12 thousand in fiscal year 2002, and increase by $112 thousand in fiscal year 2001.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations, will be reclassified to goodwill. Companies were required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on October 1, 2002. As of October 1, 2002, the Company had $30.0 million of goodwill, which includes $0.3 million of intangibles reclassified to goodwill. During the quarter ended March 31, 2003, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date. The Company has chosen the September quarter as the date of the annual impairment test. On performance of the test, the Company determined that the remaining goodwill has not been impaired.

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
		(As restated)	(As restated)
Net income (loss)—as reported	$(1,782)	$(16,713)	$21,707
Adjustments:
Amortization of goodwill	—	7,143	6,867
Amortization of assembled workforce	—	403	403

Net adjustments	—	7,546	7,270

Net income (loss)—as adjusted for SFAS No. 142	$(1,782)	$(9,167)	$28,977

Basic net income (loss) per common share—as reported	$(0.02)	$(0.22)	$0.30
Diluted net income (loss) per common share—as reported	$(0.02)	$(0.22)	$0.28
Basic net income (loss) per common share—as adjusted for SFAS No. 142	$(0.02)	$(0.12)	$0.40
Diluted net income (loss) per common share—as adjusted for SFAS No. 142	$(0.02)	$(0.12)	$0.37
Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	76,381	74,551	72,500
Diluted	76,381	74,551	78,758

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

In November 2001, the EITF reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002 and it did not have an effect on the Company’s financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized. As of September 30, 2003, the Company does not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after July 24, 2003. Disclosure requirements apply to any financial statements issued after October 9, 2003. The adoption of FIN No. 46 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

On October 1, 2003, the Company adopted the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

As a result of the adjustments described in “Restatement of Financial Statements,” our consolidated statements of cash flows have been restated for fiscal 2001 and 2002. The effect of these adjustments was to decrease cash and cash equivalents by $320 thousand at the end of fiscal 2001 due to a balance sheet reclassification.

As of September 30, 2003, we had $89.4 million in cash and cash equivalents and $100.7 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net decrease in cash and cash equivalents was due primarily to net purchases of marketable securities of $30.3 million and net cash outflows of $25.8 million from two cash-based acquisitions. These outflows of cash and cash equivalents were partially offset by cash provided by financing activities of $13.4 million from the issuance of common stock and cash provided by operating activities of $18.3 million. The most significant adjustments to reconcile net loss to net cash provided by operating activities were depreciation and amortization expenses of $11.8 million, the net decrease in billed receivables of $4.5 million which was primarily as a result of receivables falling due earlier in the final quarter of fiscal 2003 compared to fiscal 2002, the net increase in accounts payable of $3.9 million primarily as a result of a greater percentage of payables not becoming due in the final quarter of fiscal 2003 in comparison to fiscal 2002, the net decrease in accrued expenses of $4.3 million primarily attributable to the decrease in payroll and commission related accruals from $12.8 million to $10.5 million as a result of headcount reductions and lower revenue, and the net increase in deferred revenue of $4.0 million which is attributable to the increase in customer base in fiscal 2003.

As of September 30, 2002, we had $117.2 million in cash and cash equivalents and $70.4 million in marketable securities, as compared to $138.3 million in cash and cash equivalents and $37.0 million in marketable securities as of September 30, 2001. The net decrease in cash and cash equivalents was due primarily to the net purchase of marketable securities of $33.4 million and net cash outflows from acquisitions of $6.6 million. These outflows of cash and cash equivalents were partially offset by cash provided by financing activities of $6.1 million from the issuance of common stock and cash provided by operating activities of $15.6 million. The most significant adjustments to reconcile net loss to net cash provided by operating activities were depreciation and amortization expense of $20.5 million, the net decrease in billed receivables of $16.5 million primarily attributable to the 34% decrease in total revenues and the accelerated rate of collection of billed receivables at the end of fiscal 2002, the net decrease in prepaid expenses and other current assets of $11.2 million primarily attributable to the collection of an $6.9 million unbilled receivable from a single large customer during fiscal 2002, the net decrease in accrued expenses of $13.9 million primarily attributable to the decrease in payroll and commission related accruals as a result of a $4.9 million payment in fiscal 2002 of foreign payroll tax that was accrued for in fiscal 2001, and also attributable to the overall reduction in headcount and revenue.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

Contractual Obligations

The following summarizes our contractual obligation at September 30, 2003 and the effect the contractual obligation is expected to have on our liquidity and cash flow in future periods ($ in millions).

	Total	Less than 1 year	Payment Due by Period		More than 5 years
			1-3 years	3-5 years
Operating leases	$21.3	$6.2	$7.8	$5.3	$2.0

Operating lease commitments include amounts due for future lease payments on facilities we have exited as part of our restructuring activities.

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

In addition, as noted above in “Overview” at the beginning of this Item 7 MD&A section, we expect expenses for professional fees to increase in subsequent quarters during fiscal 2004 and perhaps beyond, as compared to prior periods, due to pending litigation. We currently estimate that professional service fees associated with pending litigation will be in the range of $4.0 to $5.0 million during fiscal 2004. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part I, Item 3—“Legal Proceedings” for additional information on current legal proceedings.

Working Capital

Our working capital was $68.4 million at September 30, 2003 compared to $114.2 million at September 30, 2002, a decrease of $45.8 million or 40.1%. The decrease in working capital was primarily the result of the $36.8 million decrease in cash and short-term investments, the $4.5 million decrease in net billed receivables, the $4.2 million increase in deferred revenue and the $4.5 million increase in accounts payable.

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

Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below or elsewhere in this Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-K.

Our operating results may vary as a result of economic uncertainties.

We face uncertainty in the degree to which the economic slowdown experienced over the 2001 to 2003 fiscal years will continue to negatively affect growth and capital spending by our existing and potential customers, particularly in the communications industry. We continue to experience instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales. In addition, recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. Although there have been signs of improvement in general economic conditions, the improved conditions may not continue or lead to significantly improved demand for our software. If the economic conditions that affect our customers and our part of the software industry in the United States and globally do not show continued improvement, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly and annual results.

We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business.

On December 30, 2003, we announced that we would not be able to file our Annual Report on Form 10-K on a timely basis, that we had initiated an internal inquiry regarding the accounting for certain items, and that we expected that this inquiry would lead to a restatement of historical financial statements. The adjustments to previously filed financial results affect our financial statements for the fiscal years ended September 30, 2002 and 2001 and our quarterly financial statements for the quarters ended December 31, 2000 through June 30, 2003. On December 29, 2003, we notified the Securities and Exchange Commission of the internal inquiry and decision to restate previously published financial results. The SEC is conducting an informal inquiry of the events surrounding the restatement, and the Company is cooperating fully.

On December 30, 2003, we also received a letter from the Nasdaq Staff indicating that, because of our previously announced failure to timely file our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, we were not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, our securities were subject to delisting from the Nasdaq National Market, and the trading symbol for our common stock was changed from “MUSE” to “MUSEE” at the opening of business on January 2, 2004. We made a timely request for a hearing before a Nasdaq Listings Qualifications Panel to address the filing delinquency. On April 14, 2004, we received a letter from the Nasdaq Staff stating that subject to certain conditions, the Nasdaq Stock Market granted our request for an extension until May 17, 2004 to fulfill the listing requirements under Nasdaq rules.

In addition to conditions we have fulfilled relating to filing this Form 10-K and Forms 10-Q for the first two quarters in fiscal 2004, the Nasdaq panel decision requires the Company to file timely with the SEC all periodic reports for all reporting periods ending on or before March 31, 2005. If the Company fails to do so, it will not be entitled to a new hearing on the matter and its securities may be immediately delisted from the The Nasdaq Stock Market. If there should be any other events of noncompliance with the Nasdaq listing standards other than required SEC filings, the Company would be entitled to notice of the deficiency and an opportunity to present a definitive plan to regain compliance.

On February 10, 2004, we announced that the filing of our Form 10-Q for the first quarter of fiscal year 2004 ended December 31, 2003 would also be delayed pending completion of our internal accounting inquiry and the restatement of our historical financial statements. We also announced that the Company and certain of our former and current officers and directors have been named in several lawsuits arising from the restatement announcement. These cases are still in their early stages and we intend to defend against them vigorously. See Part I, Item 3 “Legal Proceedings” for a description of this pending litigation.

Defending against existing and potential securities and class action litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, have instituted remedial measures concerning our accounting controls and procedures, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

We typically realize a significant portion of our license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license revenues in any quarter are difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, our sales cycle, from initial evaluation to delivery of software, varies substantially from customer to customer. Further, we base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results.

Because of these fluctuations we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful or indicative of our future performance. A number of other factors are likely to cause these variations, including:

•	changes in the demand for our software products and services and the level of product and price competition that we encounter;

•	the timing of new hires and our ability to attract, retain and motivate qualified personnel, including changes in our sales incentives;

•	the mix of products and services sold, including the mix of sales to new and existing customers and through third-party distributors and our direct sales force;

•	changes in the mix of, and lack of demand from, distribution channels through which our products are sold;

•	the length of our sales cycles and the success of our new customer generation activities;

•	spending patterns and budgetary resources of our customers on network management software solutions;

•	product life-cycles and the timing of introductions or enhancements of products, or delays in the introductions or enhancements of our products and those of our competitors;

•	market acceptance of new products;

•	changes in the renewal rate of maintenance agreements;

•	fluctuations in our gross margins;

•	our ability to achieve targeted cost reductions;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets, liabilities and other items reflected in our financial statements;

•	expansion of international operations, including gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations and the mix of international and domestic revenue;

•	the extent of market consolidation;

•	software defects and other product quality problems; and

•	the impact of the restatement of our consolidated financial statements and our legal proceedings and their potential effect on customer demand.

Therefore, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or others discussed elsewhere herein, could have a material adverse effect on our business, operating results, financial condition and stock price.

Failure to align our employee base with our business may adversely affect our financial results.

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 573 employees on September 30, 2003, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In the quarters ended September 30, 2002 and December 31, 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the Company periodically engages in internal reorganizations and/or integrating acquired companies or technologies that may negatively affect our performance and our employee turnover as well as recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must execute our sales strategy and further develop products and expand service capabilities, while managing future operations by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

•	successfully manage the business with fewer employees due to the restructuring plans;

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel, especially if the business climate improves;

•	continue to expand and upgrade core technologies;

•	effectively manage multiple relationships with various OEMs, resellers and system integrators; and

•	successfully integrate the businesses of our acquired companies.

We need to continue to expand our distribution channels and retain our existing third-party distributors.

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 48%, 48% and 42% of our total revenues in fiscal 2003, 2002 and 2001, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

We are dependent on the market for software designed for use with advanced communications services, this market is very dynamic and difficult to predict.

The market for our products is in constant flux and in significant areas is not highly penetrated. Although the rapid expansion and increasing complexity of computer networks in recent years and the resulting emergence of service level agreements has increased, the demand for fault and service level management software products, the awareness of and the need for such products is a recent development. Therefore, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop.

We are substantially dependent upon telecommunications carriers and other service providers continuing to purchase our products.

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 60%, 74% and 81% of our total revenues in fiscal 2003, 2002 and 2001, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.

We have derived and expect to continue to derive a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant consolidation in the past few years. Capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. Very recent indicators, however, suggest that certain sectors have stabilized. Our business is highly dependent on the telecommunications industry and on continued capital spending by our customers in that industry. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

•	customer’s internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Hewlett-Packard Company;

•	vendors of network and systems management frameworks including Computer Associates International, Inc.;

•	vendors of network and systems management applications including Hewlett-Packard Company and BMC Software, Inc;

•	providers of specific market applications; and

•	systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TCSI Corporation, TTI and Agilent Technologies, Inc.

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

Our sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

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

During fiscal 2003, Gregory Q. Brown voluntarily resigned as Chairman and Chief Executive Officer effective December 31, 2002, to accept an executive position at another company. On July 28, 2003, Lloyd A. Carney was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Between December 31, 2002, and July 28, 2003, director David Schwab, served as Chairman, and Michael L. Luetkemeyer, our Chief Financial Officer, served as interim Chief Executive Officer. Effective September 30, 2003, Michael S. Donohue resigned his officer position as Senior Vice President, Sales and Business Operations.

Subsequent to fiscal year 2003, the Company appointed Arun Oberoi as Executive Vice President, Global Sales and Technical Services.

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

We have relied on stock options and Employee Stock Purchase Plan participation as a significant element of our compensation philosophy, and any requirement to expense options could negatively affect this.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. Although we are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value, it is possible that accounting standards and/or future laws or regulations will require us to treat all employee stock options as a compensation expense.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc, a developer of flexible object modeling and root-cause analysis software. In December 2002, we completed the acquisition of Lumos Technologies, Inc., a developer of sophisticated technology for managing Layer 1 networks. In August 2003, we completed the acquisition of NETWORK HARMONi, Inc. (NHI) a former OEM partner and developer of intelligent agents which provides the core data collection technology within Netcool®/System Service Monitors™ (Netcool/SSMs) and Netcool®/Application Service Monitors™ (Netcool/ASMs), which gather realtime information about distributed systems, servers, and applications across the IT infrastructure. NHI’s OpCenter product, a lightweight, centralized IT management and problem resolution system that is ideally tailored for mid-sized enterprise IT infrastructures. The Company also assumed several pending patent applications that had already been filed by NHI. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2003 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to Netcool/OMNIbus and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including the Netcool/OMNIbus applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

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

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 8 “Geographic and Segment Information” in Notes to Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

Our efforts to protect our intellectual property may not be adequate and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, patents, trademarks or other proprietary information or intellectual property, our business could be harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our international operations expand, the risk that we will fail to adequately protect our intellectual property increases. Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, other parties may assert that our products infringe, or may infringe, their proprietary rights or we have not fulfilled the terms of agreements with them. Any litigation, whether brought by or against us, may be time-consuming, result in high or unanticipated professional expenses and costs, and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty, licensing or other agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

See Part I, Item 3 “Legal Proceedings” for a description of pending litigation relating to claims of infringement against us.

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

The market price of our common stock has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations, new products or new contracts by us or our competitors;

•	developments with respect to intellectual property rights;

•	adoption of new accounting standards affecting the software industry;

•	litigation related to the restatement of our Consolidated Financial Statements; and

•	general market conditions and other factors.

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

Our goodwill and other long-lived assets may become impaired.

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2003, we had approximately $62.4 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of September 30, 2003, we had approximately 78.5 million shares of common stock outstanding, excluding approximately 13.4 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of September 30, 2003, no hedging contracts were outstanding.

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. To date, we have not designated our foreign exchange forward contracts as hedges and, accordingly, if such forward contracts remained open at period end, we would adjust these instruments to fair value through earnings in the period of change in their fair value.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 1.7%.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Micromuse Inc.

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2002 and 2001 have been restated.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill effective October 1, 2002.

/s/    KPMG LLP

San Francisco, California

May 10, 2004

MICROMUSE INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of September 30,
	2003	2002
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$89,385	$117,218
Short-term investments	33,196	42,126
Billed receivables, net of allowance for doubtful accounts of $1,231 and $3,827 as of September 2003 and 2002, respectively	13,439	17,916
Prepaid expenses and other current assets	6,269	5,925

Total current assets	142,289	183,185
Property and equipment, net	5,976	9,544
Long-term investments	67,529	28,293
Goodwill, net	49,032	30,036
Other intangible assets, net	12,861	10,579

Total assets	$277,687	$261,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,849	$2,374
Accrued expenses	20,387	23,830
Income taxes payable	6,368	6,652
Deferred revenue	40,327	36,156

Total current liabilities	73,931	69,012

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 78,544 and 75,194 shares issued and outstanding as of September 30, 2003 and 2002, respectively	785	752
Additional paid-in capital	210,697	196,849
Treasury stock, at cost: 400 shares at September 30, 2003 and 2002	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,548)	(580)
Accumulated deficit	(3,521)	(1,739)

Total stockholders’ equity	203,756	192,625

Total liabilities and stockholders’ equity	$277,687	$261,637

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended September 30,
	2003	2002	2001
		(As Restated)	(As Restated)
Revenues:
License	$67,156	$78,795	$148,362
Maintenance and services	58,995	60,587	64,215

Total revenues	126,151	139,382	212,577
Cost of revenues:
License	4,520	6,535	8,034
Maintenance and services	10,567	14,444	23,705
Amortization of developed technology	4,313	3,275	3,158

Total cost of revenues	19,400	24,254	34,897

Gross profit	106,751	115,128	177,680

Operating expenses:
Sales and marketing	60,323	72,854	88,994
Research and development	29,378	32,446	33,397
General and administrative	17,005	17,248	22,732
Amortization of goodwill and other intangible assets	1,225	8,157	7,910
Restructuring costs	4,795	4,374	—

Total operating expenses	112,726	135,079	153,033

Income (loss) from operations	(5,975)	(19,951)	24,647
Interest and other income, net	4,565	5,810	6,959

Income (loss) before provision for income taxes	(1,410)	(14,141)	31,606
Provision for income taxes	(372)	(2,572)	(9,899)

Net income (loss)	$(1,782)	$(16,713)	$21,707

Per share data:
Basic net income (loss)	$(0.02)	$(0.22)	$0.30
Diluted net income (loss)	$(0.02)	$(0.22)	$0.28

Weighted average shares used in computing:
Basic net income (loss) per share	76,381	74,551	72,500
Diluted net income (loss) per share	76,381	74,551	78,758

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except for share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Deferred Stock Compensation	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders’ Equity	Total comprehensive income (loss)
	Shares	Amount		Shares	Amount
			(As Restated)				(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance as of September 30, 2000 as reported	70,520	$705	$159,061	—	—	$(47)	$(1,588)	$(5,608)	$152,523	$(3,396)
Adjustments	—	—	802	—	—	—	524	(1,125)	201	(592)
Balance as of September 30, 2000 as restated (1)	70,520	705	159,863	—	—	(47)	(1,064)	(6,733)	152,724	(3,988)

Stock options exercised(1)	3,098	31	21,635	—	—	—	—	—	21,666	—
Issuance of common stock under stock purchase plan	285	3	4,833	—	—	—	—	—	4,836	—
Treasury stock purchased	—	—	—	(400)	(2,657)	—	—	—	(2,657)	—
Tax benefit related to the exercise of stock options(1)	—	—	2,236	—	—	—	—	—	2,236	—
Amortization of deferred employee compensation	—	—	—	—	—	47	—	—	47	—
Foreign currency translation adjustment, as restated(1)	—	—	—	—	—	—	275	—	275	275
Net income, as restated (1)	—	—	—	—	—	—	—	21,707	21,707	21,707

Balance as of September 30, 2001(1)	73,903	739	188,567	(400)	(2,657)	—	(789)	14,974	200,834	21,982

Stock options exercised	595	6	2,384	—	—	—	—	—	2,390	—
Issuance of common stock under stock purchase plan	696	7	3,672	—	—	—	—	—	3,679	—
Tax benefit related to the exercise of stock options(1)	—	—	2,056	—	—	—	—	—	2,056	—
Recruiting expense related to issuance of warrants	—	—	170	—	—	—	—	—	170	—
Foreign currency translation adjustment, as restated(1)	—	—	—	—	—	—	209	—	209	209
Net loss, as restated(1)	—	—	—	—	—	—	—	(16,713)	(16,713)	(16,713)

Balance as of September 30, 2002(1)	75,194	752	196,849	(400)	(2,657)	—	(580)	(1,739)	192,625	(16,504)

Stock options exercised	2,191	22	10,209	—	—	—	—	—	10,231	—
Issuance of common stock under stock purchase plan	1,159	11	3,191	—	—	—	—	—	3,202	—
Tax benefit related to the exercise of stock options	—	—	36	—	—	—	—	—	36	—
Amortization of deferred employee compensation	—	—	192	—	—	—	—	—	192	—
Recruiting expense related to issuance of warrants	—	—	220	—	—	—	—	—	220	—
Foreign currency translation adjustment	—	—	—	—	—	—	(968)	—	(968)	(968)
Net loss	—	—	—	—	—	—	—	(1,782)	(1,782)	(1,782)

Balance as of September 30, 2003	78,544	$785	$210,697	(400)	$(2,657)	$—	$(1,548)	$(3,521)	$203,756	$(2,750)

(1)	As restated—See Note 2 of Notes to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended September 30,
	2003	2002	2001
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(1,782)	$(16,713)	$21,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,781	20,480	17,792
Provision for doubtful accounts	(709)	171	3,975
Amortization of deferred compensation	192	—	47
Expense related to issuance of warrant for services	220	170	—
Tax benefit related to the exercise of stock options	36	2,056	2,236
Purchased in-process research and development	304	600	—
Deferred income taxes	—	—	2,100
Changes in operating assets and liabilities:
Billed receivables	5,165	16,297	(16,943)
Prepaid expenses and other current assets	(251)	11,224	(10,056)
Accounts payable	3,945	(4,360)	2,767
Accrued expenses	(4,272)	(13,933)	8,291
Income taxes payable	(284)	500	5,440
Deferred revenue	3,985	(942)	12,087

Cash provided by operating activities	18,330	15,550	49,443
Cash flows from investing activities:
Capital expenditures	(1,672)	(2,847)	(13,594)
Acquisition of businesses, net of cash acquired	(24,518)	(6,599)	—
Repayment of long term debt assumed upon acquisition	(1,255)	—	—
Purchase of investments	(155,266)	(85,901)	(50,120)
Proceeds from the maturity of investments	124,960	52,482	44,734

Cash used in investing activities	(57,751)	(42,865)	(18,980)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,433	6,069	26,502
Purchase of treasury stock	—	—	(2,657)

Cash provided by financing activities	13,433	6,069	23,845
Effects of exchange rate changes on cash and cash equivalents	(1,845)	203	274

Net increase (decrease) in cash and cash equivalents	(27,833)	(21,043)	54,582
Cash and cash equivalents at beginning of year	117,218	138,261	83,679

Cash and cash equivalents at end of year	$89,385	$117,218	$138,261

Supplemental disclosures of cash flow information:
Cash paid during the year—taxes	$622	$212	$16

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Micromuse Inc. and its subsidiaries (the “Company”) develops and supports a family of scalable, highly configurable, rapidly deployable software solutions for the effective monitoring and management of multiple elements underlying an enterprise’s information technology infrastructure. The Company maintains its U.S. headquarters in San Francisco, California, its European headquarters in London, England and its Asia Pacific headquarters in Sydney, Australia.

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in the various departments and the areas benefited by that time. Total costs of the technical services department were $23 million, $28 million, and $37 million in fiscal years 2003, 2002, and 2001, respectively. The allocation rates applied to these department costs were 20% to cost of revenue, 75% to sales and marketing, and 5% to research and development in fiscal year 2003; 17% to cost of revenue, 75% to sales and marketing, and 8% to research and development in fiscal year 2002; and 32% to cost of revenue, 60% to sales and marketing, and 8% to research and development in fiscal year 2001. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management’s expectations. One third-party distributor customer accounted for approximately 24%, 16% and 15% of revenues for the years ended September 30, 2003, 2002 and 2001, respectively. No one third party-distributor customer accounted for more than 10 % of total receivables at September 30, 2003 and 2002. No one end user customer accounted for more than 10% of total revenue for fiscal 2003, 2002 and 2001. No one end user customer accounted for more than 10% of total receivables at September 30, 2003 and 2002.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 60%, 74% and 81% of our total revenues in fiscal 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2003, the Company had invested $89.4 million in cash and money market funds, $79.5 million in debt securities issued by U.S. government agencies and $21.2 million in corporate notes and bonds. At September 30, 2002, the Company had invested $117.2 million in cash and money market funds, $31.4 million in debt securities issued by U.S. government agencies and $39.0 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

As of September 30, 2003, the contractual maturities of the Company’s investment securities are as follows—$33.2 million within one year and $67.5 million between one and two years.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Goodwill and Other Intangible Assets

The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. During the year ended September 30, 2003, the Company amortized intangibles on a straight-line basis over six months to six years. On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Prior to the adoption of SFAS No 142, goodwill was amortized on a straight-line basis over three to five years. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company has chosen the September quarter as the date of the annual impairment test. On performance of the test, the Company determined that the remaining goodwill has not been impaired.

The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If the review indicates that the asset may not be recoverable, then the Company will perform an impairment analysis utilizing estimates of discounted cash flows consistent with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2003, no such impairment had been indicated.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEM’s, evidence of sell-through to an end user is required as additional evidence that an arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEM’s is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

Accrued Sales Commissions

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

Stock-Based Compensation

The Company provides equity incentives to its employees (including those hired as a result of acquisitions) and to its Board members. The Company applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company is not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. The Company also is not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Although these pronouncements allow the Company to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, the Company is required to disclose our pro forma net income or loss and pro forma net income or loss per share as if it had adopted SFAS No. 123 and SFAS No. 148. See Note 5—Stockholders’ Equity. This pro forma impact of applying SFAS No. 123 and SFAS No. 148 in fiscal 2001, 2002 and 2003 does not necessarily represent the pro forma impact in future years. To determine the pro forma impact, the Company has employed the widely-used Black-Scholes model to estimate the fair value of options granted.

The following reflects the effect on net income (loss) had the Company applied SFAS No. 123 and SFAS No. 148 to its results of operations for the fiscal years 2003, 2002, and 2001:

	Year ended September 30,
	2003	2002	2001
		(As Restated)	(As Restated)
Net income (loss), as reported	$(1,782)	$(16,713)	$21,707
Add: stock based compensation expense included in net income (loss)	192	—	47
Less: stock based compensation determined under SFAS No. 123	(33,800)	(46,700)	(45,500)

Net loss, pro-forma	$(35,390)	$(63,413)	$(23,746)

Basic net income (loss) per share, as reported	$(0.02)	$(0.22)	$0.30
Basic net loss per share, pro-forma	$(0.46)	$(0.85)	$(0.33)
Diluted net income (loss) per share, as reported	$(0.02)	$(0.22)	$0.28
Diluted net loss per share, pro-forma	$(0.46)	$(0.85)	$(0.33)

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders’ equity in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in results of operations and have not been significant to the Company’s consolidated operating results in any year.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the year ended September 30, 2003 and 2002 were options to acquire 13.4 million and 12.1 million shares of common stock, respectively. Also excluded from the computation of the diluted loss per share for the year ended September 30, 2003 and 2002, was a warrant to acquire 54,321 shares of common stock at $5.42 per share, and excluded from the year ended September 30, 2003 was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because their effect would be antidilutive. Excluded from the computation of diluted earnings per share for the year ended September 30, 2001, were options to acquire 4.7 million shares of common stock because of the application of the treasury stock method to calculate fully diluted shares outstanding. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

	Year ended September 30,
	2003	2002	2001
		(As restated)	(As restated)
Numerator for basic and diluted net income (loss) per share	$(1,782)	$(16,713)	$21,707

Denominator for basic net income (loss) per share— weighted-average shares outstanding	76,381	74,551	72,500
Dilutive effect of:
Common stock options	—	—	6,258

Denominator for diluted net income (loss) per share	76,381	74,551	78,758

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, Business Combinations, will be reclassified to goodwill. Companies were required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on October 1, 2002. As of October 1, 2002, the Company had $30.0 million of goodwill, which includes $0.3 million of intangibles reclassified to goodwill. During the quarter ended March 31, 2003, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date. The Company has chosen the September quarter as the date of the annual impairment test. On performance of the test, the Company determined that the remaining goodwill has not been impaired.

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
		(As restated)	(As restated)
Net income (loss)—as reported	$(1,782)	$(16,713)	$21,707
Adjustments:
Amortization of goodwill	—	7,143	6,867
Amortization of assembled workforce	—	403	403

Net adjustments	—	7,546	7,270

Net income (loss)—as adjusted for SFAS No. 142	$(1,782)	$(9,167)	$28,977

Basic net income (loss) per common share—as reported	$(0.02)	$(0.22)	$0.30
Diluted net income (loss) per common share—as reported	$(0.02)	$(0.22)	$0.28
Basic net income (loss) per common share—as adjusted for SFAS No. 142	$(0.02)	$(0.12)	$0.40
Diluted net income (loss) per common share—as adjusted for SFAS No. 142	$(0.02)	$(0.12)	$0.37
Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	76,381	74,551	72,500
Diluted	76,381	74,551	78,758

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset’s, which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 supersedes SFAS No. 121 and the provisions of APB No. 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS No. 121 and the requirements in APB No. 30 to report separately discontinued operations. SFAS No. 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is that it may affect the timing of recognizing any future restructuring costs as well as amounts recognized. As of September 30, 2003, the Company does not have any exit or disposal activities as defined under SFAS No. 146 that were initiated after the effective date.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 1, 2003, the Company adopted the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 2.    Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in these consolidated financial statements in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

In September 2003, the Audit Committee of our Board of Directors, with assistance from independent legal counsel and subsequently, independent forensic accountants, undertook an internal investigation regarding questions raised internally, primarily concerning the accounting for accrued expenses, expense recognition and certain journal entries. The Audit Committee initially determined on December 28, 2003, that it was likely the Company would have to restate its financial statements for the periods described above based upon the status of the investigation at that date. On December 29, 2003, the Company informed Nasdaq and the SEC that the Company would not timely file its Form 10-K for fiscal year 2003. On December 30, 2003, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that this Form 10-K would be delayed pending completion of that internal investigation and issued a press release stating the same. The December 30, 2003 press release also announced that the Company expected that this inquiry would lead to a restatement of historical financial statements including adjustments to previously filed and published financial results, resulting in a positive impact to earnings in certain periods and a negative impact in others. Also on December 30, 2003, Lloyd Carney and Michael Luetkemeyer hosted a conference call to inform the public of the accounting inquiry and explain the delay in filing the Company’s Form 10-K. The Company furnished a copy of the transcript of that call as an exhibit to a Form 8-K filed on December 31, 2003.

On January 29, 2004, the Audit Committee met with its independent legal counsel at which time the investigation’s findings and conclusions were presented. The Audit Committee approved those findings and conclusions that certain accruals for certain expenses were overstated in certain periods, understated in other periods and that adjustments were required in certain areas. The Audit Committee has discussed with the Company’s independent accountants, KPMG LLP, the Committee’s findings and conclusions and the adjustments described below.

The net effect of all of the restatement adjustments is to decrease the Company’s net loss by $2.3 million in fiscal year 2003, to decrease the Company’s net loss by $964 thousand in fiscal year 2002, and to increase the Company’s net income by $438 thousand in fiscal year 2001. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restated consolidated financial statements reflect the following adjustments during the past three fiscal years:

Note that numbers in parentheses represent an increase in expense and/or a decrease in income. Numbers with no parentheses represent a decrease in expense and/or an increase in income.

Effects on Net Income—Increase (Decrease)

Effects on Net Loss—(Increase) Decrease

	Effect on net income for	Effect on net loss for	Effect on net loss for		Effect on net income for	Effect on net loss
	Three months Ended September 30, 2003	Nine months Ended June 30, 2003	Year Ended September 30,		Year Ended September 30, 2001	Total for Three Years Ended September 30, 2003
Net adjustments to:			2003	2002
		(As Restated)		(As Restated)	(As Restated)
	(in thousands)
Revenues	$420	$302	$722	$253	$69	$1,044

Expenses:
Cost of revenue:
Allocation adjustment	538	1,270	1,808	3,949	(758)	4,999
Accrued expense adjustments	126	978	1,104	(375)	2,345	3,074
Receivable and reserve adjustments	—	—	—	(626)	—	(626)
Reclassification	64	128	192	—	—	192

Subtotal	728	2,376	3,104	2,948	1,587	7,639

Sales and marketing:
Allocation adjustment	(766)	(1,860)	(2,626)	(4,784)	671	(6,739)
Accrued expense adjustments	775	(488)	287	1,180	2,132	3,599

Subtotal	9	(2,348)	(2,339)	(3,604)	2,803	(3,140)

Research and development:
Allocation adjustment	228	590	818	835	87	1,740
Accrued expense adjustments	(55)	24	(31)	193	284	446
Reclassification	(64)	(128)	(192)	—	—	(192)

Subtotal	109	486	595	1,028	371	1,994

General and administrative:
Accrued expense adjustments	(29)	(625)	(654)	171	(1,779)	(2,262)
Deferred rent	31	92	123	(217)	(427)	(521)
Accrued taxes	—	—	—	—	(1,252)	(1,252)
Receivable and reserve adjustments	602	—	602	506	(819)	289

Subtotal	604	(533)	71	460	(4,277)	(3,746)

Restructuring costs:
Accrued expense adjustments	—	220	220	(188)	—	32

Subtotal	—	220	220	(188)	—	32

Total Expenses	1,450	201	1,651	644	484	2,779

Interest and other income, net	215	(288)	(73)	55	(227)	(245)
Provision for income taxes	(6)	(18)	(24)	12	112	100

Total effect on net income/loss	$2,079	$197	$2,276	$964	$438	$3,678

Basic earnings (loss) per share impact of total adjustments	$0.03	$0.00	$0.03	$0.01	$0.01	$0.05
Diluted earnings (loss) per share impact of total adjustments	$0.03	$0.00	$0.03	$0.01	$0.01	$0.05

(1)	See Note 11 of Notes to Consolidated Financial Statements for adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended December 31, 2000 through June 30, 2003 as a result of the restatements.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues

The Company identified certain revenue related adjustments for which the amount of the net revenue and the timing of the revenue recorded originally required adjustment. These adjustments caused the pre-tax loss to decrease by $722 thousand in fiscal year 2003 and to decrease by $253 thousand in fiscal year 2002 and the pre-tax income to increase by $69 thousand in fiscal year 2001.

Expenses

Total expense adjustments decreased the pre-tax loss by $1.7 million and $644 thousand in fiscal 2003 and 2002, respectively, and increased the pre-tax income by $484 thousand in fiscal 2001.

The Company allocates costs incurred by the Technical Services Department between Cost of Revenues, Sales and Marketing, and Research and Development. A review of these allocation rates led to certain adjustments in these rates to more accurately reflect the time spent by certain employees in various departments. These adjustments had no effect on net income or loss for the fiscal years presented. See Note 1 “Use of Estimates” for additional discussion on these allocations

The allowance for doubtful accounts was adjusted to reflect a change to correct the original accounting for a transaction with a customer that announced bankruptcy and adjustments to reflect the application of a consistent global policy in this area.

In addition to the allocation rate and allowance impacts to expenses noted above, fiscal 2003, 2002 and 2001 was impacted by adjustments in accrued expenses. The Company identified several accrued expense items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not be substantiated or was in error and should be adjusted.

The Company further identified an expense adjustment from the elimination of accrued tax liabilities in fiscal year 2001 that should have been released in an earlier period as an increase to additional paid-in capital rather than a credit to General and Administrative expenses.

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

Interest and Other Income

The Company identified certain cumulative translation adjustment accounts that required adjustment to properly reflect foreign subsidiary account balances and appropriate foreign currency translation rates used. In addition to these adjustments, which resulted in a reclassification between accumulated comprehensive income and accumulated deficit, certain other adjustments caused the pre-tax loss to increase by $73 thousand in fiscal year 2003, the pre-tax loss to decrease by $55 thousand in fiscal year 2002 and the pre-tax income to decrease by $227 thousand in fiscal year 2001.

Provision for Income Taxes

The above adjustments resulted in changes to the Company’s provision for income taxes. The tax effect of each individual adjustment depends on the period and the taxing jurisdiction in which the adjustment occurred, as well as the Company’s preexisting tax position and the effect of any other adjustments. The combined effect of

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the above adjustments resulted in an increase to the net loss of $24 thousand in fiscal year 2003, a decrease to the net loss of $12 thousand in fiscal year 2002, and an increase to net income of $112 thousand in fiscal year 2001.

Fiscal Year 2001 Opening Balances

Fiscal year 2001 opening retained earnings was restated to reflect certain adjustments primarily related to accruals and foreign currency translation amounts as described above in the amount of $1.1 million.

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the first three quarters of fiscal year 2003 and its consolidated financial statements for fiscal years 2002 and 2001 have been restated from amounts previously reported. See Note 11 for a summary of the adjustments for these periods on a quarterly basis. The accompanying consolidated financial data set forth below presents the Company’s consolidated statements of operations for the years ended September 30, 2002 and 2001 and consolidated balance sheet as of September 30, 2002 on a comparative basis showing the amounts as originally reported and as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2002	2002	2001	2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(In thousands, except per share amounts)
Revenues:
License	$78,534	$78,795	$148,214	$148,362
Maintenance and services	60,595	60,587	64,294	64,215

Total revenues	139,129	139,382	212,508	212,577
Cost of revenues:
License	6,326	6,535	8,225	8,034
Maintenance and services	17,601	14,444	25,101	23,705
Amortization of developed technology	3,275	3,275	3,158	3,158

Total cost of revenues	27,202	24,254	36,484	34,897

Gross profit	111,927	115,128	176,024	177,680

Operating expenses:
Sales and marketing	69,250	72,854	91,797	88,994
Research and development	33,474	32,446	33,768	33,397
General and administrative	17,708	17,248	18,455	22,732
Amortization of goodwill and other intangible assets	8,157	8,157	7,910	7,910
Restructuring costs	4,186	4,374	—	—

Total operating expenses	132,775	135,079	151,930	153,033

Income (loss) from operations	(20,848)	(19,951)	24,094	24,647
Interest and other income, net	5,755	5,810	7,186	6,959

Income (loss) before provision for income taxes	(15,093)	(14,141)	31,280	31,606
Provision for income taxes	2,584	2,572	10,011	9,899

Net income (loss)	$(17,677)	$(16,713)	$21,269	$21,707

Per share data:
Basic net income (loss)	$(0.24)	$(0.22)	$0.29	$0.30
Diluted net income (loss)	$(0.24)	$(0.22)	$0.27	$0.28

Weighted average shares used in computing:
Basic net income (loss) per share	74,551	74,551	72,500	72,500
Diluted net income (loss) per share	74,551	74,551	78,758	78,758

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of September 30,
	2002	2002
	(As Reported)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$117,218	$117,218
Short-term investments	42,126	42,126
Billed receivables, net of allowance for doubtful accounts of $3,827 as restated as of September 2002(1)	18,386	17,916
Prepaid expenses and other current assets(2)	5,760	5,925

Total current assets	183,490	183,185

Property and equipment, net(3)	9,534	9,544
Long-term investments	28,293	28,293
Goodwill, net(4)	30,087	30,036
Other intangible assets, net	10,579	10,579

Total assets	$261,983	$261,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,374	$2,374
Accrued expenses(5)	25,205	23,830
Income taxes payable	6,652	6,652
Deferred revenue(6)	36,524	36,156

Total current liabilities	70,755	69,012

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 75,194 shares issued and outstanding as of September 30, 2002	752	752
Additional paid-in capital(7)	196,048	196,849
Treasury stock, at cost: 400 shares at September 30, 2002	(2,657)	(2,657)
Accumulated other comprehensive loss(8)	(899)	(580)
Accumulated deficit(9)	(2,016)	(1,739)

Total stockholders’ equity	191,228	192,625

Total liabilities and stockholders’ equity	$261,983	$261,637

(1)	Billed receivables, net was adjusted to reflect certain of the revenue and allowance adjustments.
(2)	Prepaid expenses and other current assets was adjusted as a result of certain of the accrued expense and revenue adjustments.
(3)	Property and equipment, net was adjusted to reflect certain accrued expense adjustments.
(4)	Goodwill, net was adjusted as a result of certain foreign currency adjustments.
(5)	Accrued expenses was adjusted as a result of certain accrued expense adjustments.
(6)	Deferred revenue was adjusted as a result of certain of the revenue adjustments.
(7)	Additional paid-in capital was adjusted as a result of certain accrued expense and provision for income tax adjustments.
(8)	Accumulated other comprehensive loss was adjusted as a result of certain foreign currency adjustments.
(9)	Refer to the above table which details the effects of the restatement on net income/loss.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)—As Reported

(In thousands, except for share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Deferred Stock Compensation	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders’ equity	Total comprehensive income (loss)
	Shares	Amount		Shares	Amount
Balance as of September 30, 2000	70,520	$705	$159,061	—	$—	$(47)	$(1,588)	$(5,608)	$152,523	$(3,396)

Stock options exercised	3,098	31	21,513	—	—	—	—	—	21,544
Issuance of common stock under stock purchase plan	285	3	4,833	—	—	—	—	—	4,836
Treasury stock purchased	—	—	—	(400)	(2,657)	—	—	—	(2,657)
Tax benefit related to the exercise of stock options	—	—	2,348	—	—	—	—	—	2,348
Amortization of deferred employee Compensation	—	—	—	—	—	47	—	—	47
Foreign currency translation adjustment	—	—	—	—	—	—	271	—	271	271
Net income	—	—	—	—	—	—	—	21,269	21,269	21,269

Balance as of September 30, 2001	73,903	739	187,755	(400)	(2,657)	—	(1,317)	15,661	200,181	21,540

Stock options exercised	595	6	2,384	—	—	—	—	—	2,390
Issuance of common stock under stock purchase plan	696	7	3,672	—	—	—	—	—	3,679
Tax benefit related to the exercise of stock options	—	—	2,067	—	—	—	—	—	2,067
Recruiting expense related to issuance of warrants	—	—	170	—	—	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	—	—	418	—	418	418
Net loss	—	—	—	—	—	—	—	(17,677)	(17,677)	(17,677)

Balance as of September 30, 2002	75,194	$752	$196,048	(400)	$(2,657)	$—	$(899)	$(2,016)	$191,228	$(17,259)

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)—As Restated

(In thousands, except for share amounts)

	Common stock		Additional paid-in Capital	Treasury stock		Deferred stock Compensation	Accumulated other comprehensive loss	Retained earning (deficit)	Total stockholders’ Equity	Total comprehensive income (loss)
	Shares	Amount		Shares	Amount
			(As Restated)				(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance as of September 30, 2000	70,520	$705	$159,863	—	$—	$(47)	$(1,064)	$(6,733)	152,724	$(3,988)

Stock options exercised	3,098	31	21,635	—	—	—	—	—	21,666	—
Issuance of common stock under stock purchase plan	285	3	4,833	—	—	—	—	—	4,836	—
Treasury stock purchased	—	—	—	(400)	(2,657)	—	—	—	(2,657)	—
Tax benefit related to the exercise of stock options	—	—	2,236	—	—	—	—	—	2,236	—
Amortization of deferred employee Compensation	—	—	—	—	—	47	—	—	47	—
Foreign currency translation adjustment, as restated	—	—	—	—	—	—	275	—	275	275
Net income, as restated	—	—	—	—	—	—	—	21,707	21,707	21,707

Balance as of September 30, 2001	73,903	739	188,567	(400)	(2,657)	—	(789)	14,974	200,834	21,982

Stock options exercised	595	6	2,384	—	—	—	—	—	2,390	—
Issuance of common stock under stock purchase plan	696	7	3,672	—	—	—	—	—	3,679	—
Tax benefit related to the exercise of stock options	—	—	2,056	—	—	—	—	—	2,056	—
Recruiting expense related to issuance of warrants	—	—	170	—	—	—	—	—	170	—
Foreign currency translation adjustment, as restated	—	—	—	—	—	—	209	—	209	209
Net loss, as restated	—	—	—	—	—	—	—	(16,713)	(16,713)	(16,713)

Balance as of September 30, 2002	75,194	752	196,849	(400)	(2,657)	—	(580)	(1,739)	192,625	(16,504)

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2002	2002	2001	2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(17,677)	$(16,713)	$21,269	$21,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,591	20,480	17,940	17,792
Provision for doubtful accounts	677	171	3,156	3,975
Amortization of deferred compensation	—	—	47	47
Expense related to issuance of warrant for services	170	170	—	—
Tax benefit related to the exercise of stock options	2,067	2,056	2,348	2,236
Purchased in-process research and development	600	600	—	—
Deferred income taxes	—	—	2,100	2,100
Changes in operating assets and liabilities:
Billed receivables	15,827	16,297	(16,263)	(16,943)
Prepaid expenses and other current assets	11,175	11,224	(9,684)	(10,056)
Accounts payable	(4,437)	(4,360)	2,734	2,767
Accrued expenses	(13,572)	(13,933)	8,362	8,291
Income taxes payable	482	500	5,440	5,440
Deferred revenue	(1,043)	(942)	12,245	12,087

Cash provided by operating activities	14,860	15,550	49,694	49,443
Cash flows from investing activities:
Capital expenditures	(2,983)	(2,847)	(13,594)	(13,594)
Acquisition of businesses, net of cash acquired	(6,388)	(6,599)	—	—
Purchase of investments	(85,900)	(85,901)	(50,120)	(50,120)
Proceeds from the maturity of investments	52,481	52,482	44,734	44,734

Cash used in investing activities	(42,790)	(42,865)	(18,980)	(18,980)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,069	6,069	26,380	26,502
Purchase of treasury stock	—	—	(2,657)	(2,657)

Cash provided by financing activities	6,069	6,069	23,723	23,845
Effects of exchange rate changes on cash and cash equivalents	498	203	465	274

Net increase (decrease) in cash and cash equivalents	(21,363)	(21,043)	54,902	54,582
Cash and cash equivalents at beginning of year	138,581	138,261	83,679	83,679

Cash and cash equivalents at end of year	$117,218	$117,218	$138,581	$138,261

Supplemental disclosures of cash flow information:
Cash paid during the year—taxes	$212	$212	$16	$16

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Acquisitions

RiverSoft plc

On August 6, 2002, the Company completed its acquisition of RiverSoft plc (“RiverSoft”), a publicly-held developer of flexible object modeling and root-cause analysis technology. Under the terms of the acquisition agreement, the Company paid cash for all the issued share capital and options of RiverSoft and incurred professional fees in relation to the acquisition, net of tax refunds, for a total of approximately $71.9 million. The transaction was accounted for under the purchase method of accounting, with RiverSoft’s results of operations included from the acquisition date.

A summary of the allocation of the purchase price, based on an independent third party valuation, is as follows (in millions):

Total tangible assets, net	$55.8
Intangible assets:
In-process research and development	0.6
Developed technology	1.4
Customer contracts	0.9
Goodwill	13.2

Total intangible assets	16.1

Total	$71.9

At the time of the acquisition, the estimated aggregate fair value of RiverSoft’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.6 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired.

Lumos Technologies Inc.

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company was required to pay up to $2.7 million in cash and assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing and a further $1.2 million was paid as of September 30, 2003 in connection with certain earnouts in relation to revenue, development and employee retention goals. These earnout payments primarily increase the amount allocated to goodwill, except for earnout amounts related to employee retention goals which are expensed. The debt assumed of $0.9 million was repaid shortly after acquisition. The remaining earnouts of $0.3 million and $0.2 million were paid in the quarters ended December 31, 2003 and March 31, 2004, respectively. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the initial purchase price plus the earnouts as of September 30, 2003 is as follows (in millions):

Total tangible liabilities, net	$(1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	1.7
Other	0.3

Total intangible assets	3.5

Total	$2.2

At the time of the acquisition, the estimated aggregate fair value of Lumos’ research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.1 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired. Identifiable intangible assets are amortized on a straight-line basis over a period ranging from six months to two years.

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with Lumos’ results of operations for the years ended September 30, 2003 and 2002, as if the combination had occurred at the beginning of the earliest period presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

	Year ended September 30,
	2003	2002
	(unaudited)
		(as restated)
Revenues	$127,003	$144,405
Net loss	$(1,807)	$(18,366)

Net loss per share:
Basic	$(0.02)	$(0.25)
Diluted	$(0.02)	$(0.25)

Weighted average shares used in per share computation:
Basic	76,381	74,551
Diluted	76,381	74,551

NETWORK HARMONi, Inc.

On August 19, 2003, the Company completed its acquisition of NETWORK HARMONi, Inc. (“NHI”), a privately-held developer of core data collection technology that gathers realtime information across the IT infrastructure. Under the terms of the acquisition agreement, the Company paid $23.0 million in cash. The acquisition did not include any stock or earnout components. As part of the acquisition the Company assumed approximately $0.4 million of debt which was paid shortly after acquisition. The transaction was accounted for under the purchase method of accounting, based on an independent third party valuation, with NHI’s results of operations included from the acquisition date.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the purchase price is as follows (in millions):

Total liabilities, net	$(0.5)
Intangible assets:
In process research and development	0.2
Developed technology	6.1
Customer contracts	0.1
Goodwill	17.1

Total intangible assets	23.5

Total	$23.0

At the time of the acquisition, the estimated aggregate fair value of NHI’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.2 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired. Identifiable intangible assets are amortized on a straight-line basis over a period ranging from six months to six years.

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with NHI’s results of operations for the years ended September 30, 2003 and 2002, as if the combination had occurred at the beginning of the earliest period presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in-process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

	Year ended September 30,
	2003	2002
	(unaudited)
		(as restated)
Revenues	$127,194	$139,767
Net loss	$(3,810)	$(18,845)

Net loss per share:
Basic	$(0.05)	$(0.25)
Diluted	$(0.05)	$(0.25)

Weighted average shares used in per share computation:
Basic	76,381	74,551
Diluted	76,381	74,551

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,
	2003	2002
		(as restated)
Property and equipment:
Computer equipment and related software	$32,133	$32,912
Furniture and fixtures	4,018	4,406
Leasehold improvements	4,717	7,992
Other	3,317	2,630

	44,185	47,940

Accumulated depreciation and amortization	(38,209)	(38,396)

	$5,976	$9,544

Depreciation expense for the fiscal years ended 2003, 2002, and 2001 was $6,051, $9,048, and $6,724, respectively.

Goodwill and Other Intangible Assets

The following tables set forth the carrying amount of goodwill as of September 30, 2003 and 2002. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$66,948	$(17,916)	$49,032

	As of September 30, 2002, as restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$47,952	$(17,916)	$30,036

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,247	$(11,841)	$12,406
Customer contracts	1,283	(1,131)	152
Trademarks	807	(504)	303
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,205	$(14,344)	$12,861

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$16,795	$(7,287)	$9,508
Customer contracts	900	(300)	600
Trademarks	807	(336)	471
Other intangible assets	617	(617)	—

Intangibles related to business acquisitions	$19,119	$(8,540)	$10,579

The total amortization expense related to goodwill, other intangible assets and developed technology is set forth in the table below (in thousands):

	Year ended September 30,
	2003	2002	2001
Goodwill	$—	$7,143	$6,867
Developed technology	4,313	3,275	3,158
Customer contracts	778	300	—
Trademarks	168	168	168
Other intangible assets	279	546	875

Total amortization	$5,538	$11,432	$11,068

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Fiscal Year	Future Amortizations
2004	$6,116
2005	3,740
2006	1,564
2007	1,392
2008	25
2009	24

Total	$12,861

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2003	2002
		(as restated)
Accrued expenses:
Payroll and sales commission related	$10,532	$12,789
Other	9,855	11,041

	$20,387	$23,830

Note 5.    Stockholders’ Equity

Common Stock

At September 30, 2003, the Company is authorized to issue 200,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Common stock reserved for future issuance as of September 30, 2003, is as follows:

Stock options outstanding	13,356,370
Stock options reserved for future grant	6,020,822
Employee stock purchase plan	423,500
Warrants to purchase shares	104,321

19,905,013

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended September 30, 2003, the Company incurred approximately $0.7 million of executive recruiting costs related to the hiring of one of the Company’s officers. Included in this amount was a charge related to the fair value of a warrant issued to the executive search firm to purchase 50,000 shares of our common stock at a price of $7.27 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, Accounting for Stock-Based Compensation by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.7%, expected volatility of 95%, and contractual life of three years.

Treasury Stock

In September 2001, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 2% of the Company’s outstanding common stock. As of September 30, 2003, the Company had repurchased 0.4 million shares of its outstanding common stock, at fair value at the date of purchase, for approximately $2.7 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans.

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

A summary of the status of the Company’s options under the Plans is as follows:

	Outstanding options
	Number of shares	Weighted-average exercise price
Balance as of September 30, 2000	13,193,648	$22.54
Granted at market value	2,696,182	45.82
Exercised	(3,098,274)	6.95
Canceled	(1,845,670)	42.32

Balance as of September 30, 2001	10,945,886	29.35
Granted at market value	3,719,050	5.80
Exercised	(595,519)	4.01
Canceled	(1,978,189)	34.82

Balance as of September 30, 2002	12,091,228	22.47
Granted at market value	6,381,800	4.29
Exercised	(2,191,754)	4.67
Canceled	(2,924,904)	29.04

Balance as of September 30, 2003	13,356,370	$15.28

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2003 and 2002, there were 7,080,075 and 6,850,107 fully vested and exercisable shares, with weighted-average exercise prices of $20.82 and $22.43, respectively. As of September 30, 2003, approximately 6,020,822 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2003:

	Outstanding			Exercisable
	Number of Shares	Weighted-Average remaining life (in years)	Weighted-Average Exercise Price
Range of exercise prices				Number of shares	Weighted-average exercise price
$ 0.58–$ 1.54	792,179	8.58	$1.51	122,048	$1.33
2.00– 3.11	1,831,656	7.65	3.04	491,032	2.86
3.20– 4.91	1,151,735	8.46	3.63	323,317	3.92
5.05– 5.42	1,790,189	7.27	5.41	1,067,138	5.42
5.43– 7.27	1,715,667	9.60	7.19	39,266	6.27
7.28– 7.41	1,820,000	5.43	7.41	1,815,000	7.41
7.47– 16.19	1,337,721	6.12	11.20	868,510	12.64
16.59– 41.38	1,485,650	6.45	34.35	1,236,179	34.33
41.50– 96.19	1,336,073	6.08	61.39	1,044,782	61.64
96.34– 106.22	95,500	6.81	100.11	72,803	100.11

$ 0.58–$106.22	13,356,370	7.22	$15.28	7,080,075	$20.82

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $2.46, $3.91 and $30.18, respectively, on the date of grant using the Black-Scholes pricing model, with the following weighted assumptions: 2003—expected dividend yield of 0.0%, risk-free interest rate of 3.2%, expected volatility of 84% and expected life of four years; 2002—expected dividend yield of 0.0%, risk-free interest rate of 3.6%, expected volatility of 95% and expected life of four years; 2001—expected dividend yield of 0.0%, risk-free interest rate of 3.7%, expected volatility of 90% and expected life of four years.

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. As of September 30, 2003, approximately 423,500 shares of common stock have been reserved for issuance under the ESPP.

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

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. A total of 1,159,352 shares in fiscal year 2003,

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

696,186 shares in fiscal year 2002, and 284,918 shares in fiscal year 2001 of the Company’s common stock were issued under the ESPP at prices ranging from $2.55 per share to $68.69 per share.

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2003, 2002 and 2001 were $1.75, $2.58 and $41.17, respectively, calculated using the Black-Scholes pricing model with the following weighted assumptions: 2003—expected dividend yield of 0.0%, risk-free interest rate of 2.1%, expected volatility of 95%, and expected life of 0.5 years; 2002—expected dividend yield of 0.0%, risk-free interest rate of 2.9%, expected volatility of 95%, and expected life of 0.5 years; 2001—expected dividend yield of 0.0%, risk-free interest rate of 3.7%, expected volatility of 90%, and expected life of 0.5 years.

Note 6.    Income Taxes

The provision for income taxes was as follows (in thousands):

	Year ended September 30,
	2003	2002	2001
		(as restated)	(as restated)
Current:
Federal	$77	$2,170	—
State	93	283	$343
Foreign	202	119	7,456

Total Current	372	2,572	7,799

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	2,100

Total Deferred	—	—

	$372	$2,572	$9,899

The current tax benefits resulting from the exercise of employee stock options are approximately $0.0 million, $2.1 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively. These benefits are not included in the above provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

	As of September 30,
	2003	2002
		(as restated)
Accruals and allowances not currently deductible	$711	$1,601
Depreciation and amortization	577	380
State taxes	(106)	186
Acquired intangible property	(4,692)	(4,170)
Tax credit carry-forwards	4,782	1,947
Other	86	—
Net operating loss carry-forwards	104,803	89,827

Total deferred tax assets	106,161	89,771
Valuation allowance	(106,161)	(89,771)

Net deferred tax assets	$—	$—

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in gross deferred tax assets at September 30, 2003 is approximately $64.6 million which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses is accounted for as a credit to shareholders’ equity rather than as a reduction of income tax expense. Also included in gross deferred tax assets at September 30, 2003 is approximately $37.8 million, which pertains to preacquisition net operating loss carry-forwards of acquired companies. The Company has provided a valuation allowance to offset the net deferred tax assets, which primarily relate to US and foreign net operating loss carryforwards. The Company is unable to conclude that its deferred tax assets are more likely than not to be realized from its US or foreign operations, as appropriate.

Sources of income (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2003	2002	2001
		(as restated)	(as restated)
United States	$(711)	$(3,919)	$490
International	(699)	(10,222)	31,116

Total	$(1,410)	$(14,141)	$31,606

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34%, 34% and 35% to profit (loss) before taxes for fiscal 2003, 2002 and 2001, respectively, as follows (in thousands):

	Year ended September 30,
	2003	2002	2001
		(as restated)	(as restated)
Income tax expense (benefit) at federal statutory rate	$(479)	$(4,808)	$11,062
State income taxes, net of federal benefits	61	98	223
Meals and entertainment	182	196	233
Nondeductible purchased research and development	117	204	—
Nondeductible goodwill from acquisitions	—	3,108	2,335
Foreign income at other than US rates	—	—	(3,491)
Unbenefitted losses	491	3,774	—
Tax credits	—	—	(587)
Other, net	—	—	124

	$372	$2,572	$9,899

As of September 30, 2003, the Company had net operating loss carryforwards for federal, state, and foreign purposes of approximately $218.0 million, $182.9 million, and $77.7 million, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2018. The state net operating loss carryforwards will expire, if not utilized, beginning in 2004. The foreign net operating loss carryforwards will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. In the event of an ownership change, utilization of the net operating loss carryforwards could be significantly reduced. In addition, Section 382 may also limit the Company’s ability to utilize certain net operating loss carryforwards acquired as part of the Company’s acquisitions.

U.S. income taxes were not provided on the undistributed earnings of certain non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the United States.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 60% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions vest based on the participant’s length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2003, 2002 and 2001.

Note 8.    Geographic and Segment Information

The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates as a single operating segment in fault management and service assurance software.

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and Continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions, is as follows (in thousands):

	Year ended September 30,
	2003	2002	2001
		(as restated)	(as restated)
Revenues:
United States	$76,874	$70,465	$130,403
United Kingdom	15,432	14,171	38,242
Other International	33,845	54,746	43,932

Total	$126,151	$139,382	$212,577

	As of September 30,
	2003	2002
		(as restated)
Identifiable assets:
United States	$177,091	$207,505
International	100,596	54,132

Total	$277,687	$261,637

Net assets:
United States	$133,414	$163,425
International	70,342	29,200

Total	$203,756	$192,625

Note 9.    Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next nine years.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $8.0 million, $7.2 million and $4.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. As of September 30, 2003, future minimum lease payments under non-cancelable operating leases, including facilities we have exited as part of our restructuring activities, net of any sublease income, are approximately $6.2 million, $4.3 million, $3.5 million, $3.3 million, $2.0 million, respectively, for each of the years in the five-year period subsequent to September 30, 2003 and $2.0 million in the years thereafter.

Guarantees

The Company typically warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. The Company also indemnifies its customers from third party claims of intellectual property infringement relating to Company products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the potential impact of these guarantees on its future results of operations.

Contingencies

On December 9, 2002, Aprisma Management Technologies, Inc. (“Aprisma”) filed a complaint against the Company in the U.S. District Court for the District of New Hampshire. The complaint alleges that the Company’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on the Company’s counsel on February 20, 2003. The Company filed its answer to the complaint on April 11, 2003, in which the Company alleged affirmative defenses of patent invalidity and non-infringement of the patents by the Company’s products, as well as other equitable defenses. The Company has also asserted counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability, including without limitation on the grounds that Aprisma failed to disclose material prior art to the Patent Office. The parties are now completing discovery (the exchange of documents and the taking of depositions) and preparing for the court’s hearing on the legal scope of the patents’ claims. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and it will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In response, the Company moved to: (i) dismiss the case or require Agilent to file a more definite statement of its claims; (ii) join HP as a necessary party; and (iii) transfer the case to the Southern District of New York, or in the alternative, to the Northern District of California. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York, where the remaining motions described in (i) and (ii) above are expected to be decided. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and the Company intends to vigorously defend against the action.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and seek an unspecified amount of damages. The complaints assert causes of action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s decision to restate its

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003 and the Company’s decision to adjust its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003. Plaintiffs have moved to consolidate those actions and name the law firm of Berman, DeValerio, Please, Tabacco, Burt & Pucillo as Lead Plaintiffs’ Counsel. The Court has yet to rule on that motion. Lead Plaintiffs will file a consolidated amended complaint after the Company files its restated financial statements. The Company will respond to that consolidated amended complaint after it is filed. The Company intends to vigorously defend these lawsuits.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Company has not yet responded to the complaints.

The Company is also subject to other pending or threatened litigation from time to time in addition to the matters specifically listed above, including other cases now pending. The Company has recorded certain liabilities it does not believe to be material related to some of the pending litigation (other than the patent and securities litigation specifically listed above) based on claims for which management believes a loss is probable and for which management can reasonably estimate the amount and range of loss.

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on the Company’s business, financial results or condition, or cash flow.

Due to the inherent unpredictability of litigation, the Company cannot predict the outcome of these or other pending matters with any certainty. Because of the uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, management of the Company is unable to make a reasonable estimate of the losses that could result from these matters.

Note 10.    Restructuring Costs

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.9 million as of September 30, 2003 is expected to be paid by September 30, 2004.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of September 30, 2003, the remaining $1.6 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the twelve months ended September 30, 2003 and 2002 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total
	(as restated)	(as restated)	(as restated)	(as restated)
Accrual balance at September 30, 2002	$971	$1,636	—	$2,607
Restructuring charges	1,655	—	$3,140	4,795
Amounts utilized:
Cash paid	(828)	(1,171)	(2,640)	(4,639)
Non-cash charges	(155)	—	(49)	(204)

Accrual balance at September 30, 2003	$1,643	$465	$451	$2,559

	Fiscal 2002 Restructuring Plan
	Facility	Severance	Total
	(as restated)	(as restated)	(as restated)
Accrual balance at September 30, 2001	$—	$—	$—
Restructuring charges	1,263	3,111	4,374
Amounts utilized:
Cash paid	(261)	(1,475)	(1,736)
Non-cash charges	(31)	—	(31)

Accrual balance at September 30, 2002	$971	$1,636	$2,607

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Supplementary Quarterly Data (unaudited) (in thousands, except for per share data)

During the period September 23, 2003 through January 2004, the Company’s Audit Committee conducted an internal investigation of certain of the Company’s accounting records for the fiscal quarters and years ended September 30, 2001, 2002 and 2003 (the Internal Investigation). Based on the findings of the Internal Investigation, the consolidated financial statements of the Company for the fiscal quarters and years ended September 30, 2001 and 2002 and the first three quarters of fiscal 2003 were restated. The details of the restatement are further outlined in Note 2.

	Sep. 30, 2003	June 30, 2003		March 31, 2003		Dec. 31, 2002
		(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$16,766	$18,443	$18,233	$18,598	$18,534	$13,423	$13,623
Maintenance and services	16,941	14,567	14,692	13,437	13,582	13,674	13,780

Total revenues	33,707	33,010	32,925	32,035	32,116	27,097	27,403

Cost of revenues:
License	1,185	1,476	1,251	1,748	1,302	1,076	782
Maintenance and services	2,452	3,160	2,593	2,949	2,427	3,289	3,095
Amortization of developed technology	1,224	1,117	1,053	1,114	1,050	986	986

Total cost of revenues	4,861	5,753	4,897	5,811	4,779	5,351	4,863

Gross profit	28,846	27,257	28,028	26,224	27,337	21,746	22,540

Operating expenses:
Sales and marketing	14,490	14,565	14,436	14,478	16,446	14,442	14,951
Research and development	7,652	7,553	7,417	7,096	7,026	7,563	7,283
General and administrative	4,382	4,003	3,947	4,021	4,434	4,066	4,242
Amortization of goodwill and other intangible assets	110	194	194	355	355	566	566
Restructuring costs	—	1,686	1,655	—	—	3,329	3,140

Total operating expenses	26,634	28,001	27,649	25,950	28,261	29,966	30,182

Income (loss) from operations	2,212	(744)	379	274	(924)	(8,220)	(7,642)
Interest and other income, net	1,187	1,023	693	1,263	1,252	1,380	1,433

Income (loss) before income taxes	3,399	279	1,072	1,537	328	(6,840)	(6,209)
Provision (benefit) for income taxes	(527)	(150)	(144)	546	552	485	491

Net income (loss)	$3,926	$429	$1,216	$991	$(224)	$(7,325)	$(6,700)

Per share data:
Basic net income (loss)	$0.05	$0.01	$0.02	$0.01	$0.00	$(0.10)	$(0.09)
Diluted net income (loss)	$0.05	$0.01	$0.02	$0.01	$0.00	$(0.10)	$(0.09)
Weighted average shares used in computing:
Basic net income (loss) per share	77,903	76,635	76,635	75,744	75,744	75,241	75,241
Diluted net income (loss) per share	81,579	80,087	80,087	77,942	75,744	75,241	75,241

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sep. 30, 2002		June 30, 2002		March 31, 2002		Dec. 31, 2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$10,602	$10,722	$20,077	$20,120	$24,639	$24,737	$23,216	$23,216
Maintenance and services	14,408	14,408	14,957	14,923	14,399	14,411	16,831	16,845

Total revenues	25,010	25,130	35,034	35,043	39,038	39,148	40,047	40,061

Cost of revenues:
License	1,657	1,716	1,568	1,624	1,506	1,800	1,595	1,395
Maintenance and services	3,664	2,850	4,124	3,095	4,605	4,393	5,208	4,106
Amortization of developed technology	905	905	790	790	790	790	790	790

Total cost of revenues	6,226	5,471	6,482	5,509	6,901	6,983	7,593	6,291

Gross profit	18,784	19,659	28,552	29,534	32,137	32,165	32,454	33,770

Operating expenses:
Sales and marketing	15,210	15,844	17,863	19,781	18,092	18,520	18,085	18,709
Research and development	9,581	9,153	8,263	7,595	8,060	8,046	7,570	7,652
General and administrative	4,149	3,789	4,093	4,140	4,079	3,805	5,387	5,514
Amortization of goodwill and other intangible assets	2,226	2,226	1,977	1,977	1,977	1,977	1,977	1,977
Restructuring costs	4,186	4,374	—	—	—	—	—	—

Total operating expenses	35,352	35,386	32,196	33,493	32,208	32,348	33,019	33,852

Income (loss) from operations	(16,568)	(15,727)	(3,644)	(3,959)	(71)	(183)	(565)	(82)
Interest and other income, net	1,390	2,104	1,452	1,071	1,305	1,199	1,608	1,436

Income (loss) before income taxes	(15,178)	(13,623)	(2,192)	(2,888)	1,234	1,016	1,043	1,354
Provision (benefit) for income taxes	2,555	2,552	(1,213)	(1,216)	815	811	427	425

Net income (loss)	$(17,733)	$(16,175)	$(979)	$(1,672)	$419	$205	$616	$929

Per share data:
Basic net income (loss)	$(0.24)	$(0.22)	$(0.01)	$(0.02)	$0.01	$0.00	$0.01	$0.01
Diluted net income (loss)	$(0.24)	$(0.22)	$(0.01)	$(0.02)	$0.01	$0.00	$0.01	$0.01
Weighted average shares used in computing:
Basic net income (loss) per share	75,029	75,029	74,711	74,711	74,429	74,429	74,043	74,043
Diluted net income (loss) per share	75,029	75,029	74,711	74,711	77,663	77,663	78,246	78,246

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sep. 30, 2001		June 30, 2001		March 31, 2001		Dec. 31, 2000
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$22,241	$23,068	$46,412	$45,675	$43,193	$43,251	$36,368	$36,368
Maintenance and services	17,790	17,699	16,923	16,935	16,129	16,129	13,452	13,452

Total revenues	40,031	40,767	63,335	62,610	59,322	59,380	49,820	49,820

Cost of revenues:
License	1,217	1,645	2,559	2,082	2,381	2,506	2,068	1,801
Maintenance and services	5,563	5,097	7,299	7,185	7,011	6,471	5,228	4,952
Amortization of developed technology	790	790	790	790	789	789	789	789

Total cost of revenues	7,570	7,532	10,648	10,057	10,181	9,766	8,085	7,542

Gross profit	32,461	33,235	52,687	52,553	49,141	49,614	41,735	42,278

Operating expenses:
Sales and marketing	19,630	20,769	25,970	24,189	24,584	23,741	21,613	20,295
Research and development	7,536	8,057	9,257	8,778	9,009	8,711	7,966	7,851
General and administrative	3,510	5,127	5,836	7,184	4,922	5,833	4,187	4,588
Amortization of goodwill and other intangible assets	1,977	1,977	1,977	1,977	1,978	1,978	1,978	1,978

Total operating expenses	32,653	35,930	43,040	42,128	40,493	40,263	35,744	34,712

Income (loss) from operations	(192)	(2,695)	9,647	10,425	8,648	9,351	5,991	7,566
Interest and other income, net	1,628	1,400	1,916	1,917	1,590	1,590	2,052	2,052

Income (loss) before income taxes	1,436	(1,295)	11,563	12,342	10,238	10,941	8,043	9,618
Provision (benefit) for income taxes	460	(402)	3,700	3,874	3,277	3,412	2,574	3,015

Net income (loss)	$976	$(893)	$7,863	$8,468	$6,961	$7,529	$5,469	$6,603

Per share data:
Basic net income (loss)	0.01	(0.01)	0.11	0.12	0.10	0.10	0.08	0.09
Diluted net income (loss)	0.01	(0.01)	0.10	0.11	0.09	0.09	0.07	0.08
Weighted average shares used in computing:
Basic net income (loss) per share	73,735	73,735	73,199	73,199	72,061	72,061	70,951	70,951
Diluted net income (loss) per share	76,332	73,735	78,459	78,459	79,278	79,278	80,021	80,021

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, and subject to and except for the discussion below and elsewhere in this Form 10-K concerning the restatement of our financial statements, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have described the restatement of our financial statements contained in this Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements,” and in Note 2 of the Notes to Consolidated Financial Statements included in Item 8. Remedial measures relating to our accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.

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

In connection with the evaluation described above and in connection with the restatement of our financial statements as described under the Restatement of Financial Statements in Item 7, the Company has adopted and implemented numerous measures in connection with its ongoing process improvement, compliance and governance activities, some of which have been enhanced further or implemented in connection with the restatement process. Included among these changes are the following:

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The names of the incumbent directors serving on the Company’s Board of Directors and related biographical information are set forth below.

Gregory Q. Brown, age 43, previously served as Chairman and CEO of Micromuse from February 1999 through December 31, 2002. In December 2002, the Company announced that Mr. Brown was resigning as Chairman and CEO effective December 31, 2002, to assume a position as Executive Vice President of Motorola, Inc. He has retained his seat on the Micromuse Board of Directors. From September 1996 until joining Micromuse Inc., Mr. Brown served as president of Ameritech Custom Business Services, a unit of Ameritech Corporation that provides large business customers with custom communications and information technology. In September 2001, Mr. Brown was appointed to the Board of Directors of R.R. Donnelley & Sons Company and was also elected to the Board of Trustees of the Walter Kaitz Foundation, a national organization dedicated to achieving diversity within the cable/broadband industry. Mr. Brown received his degree in Economics from Rutgers University in June 1982.

Lloyd A. Carney, age 42, joined Micromuse as Chairman of the Board and Chief Executive Officer effective July 28, 2003. From January 2002 until joining Micromuse, Mr. Carney served as Executive Vice President of Operations of Juniper Networks, Inc. and oversaw a broad range of business operations including the sales, marketing, engineering, manufacturing, and customer service organizations. Before joining Juniper Networks, he served as the President of the Core IP Division of Nortel Networks (a division focused on delivering internet and next generation networking solutions) from May 2001 until September 2001. From March 2000 until May 2001, Mr. Carney served as President of the Wireless Internet Division of Nortel Networks (a carrier-focused multi-billion dollar business unit delivering advanced wireless technologies to the marketplace). From June 1997 until March 2000 he served as President of the Enterprise Data Division of Nortel Networks (a multi-billion dollar voice and data services business unit). A twenty-year veteran of the networking industry, Mr. Carney has held managerial and engineering roles at Bay Networks, Data General, Prime Computer, Proteon, and Radio Corporation of America (RCA). He holds a B.S. degree in electrical engineering from Wentworth Institute and an M.B.A. from Lesley College.

Michael E. W. Jackson, age 54, has been a director of Micromuse since July 1998. Mr. Jackson has also been a director of the Company’s subsidiary Micromuse Limited (formerly Micromuse plc) since March 1994. Mr. Jackson has been Chairman of Elderstreet Investments LTD, a venture capital and investment house since 1990. Mr. Jackson has also served as a director of Sage Group plc, a publicly traded UK based accounting software company, since July 1984 and as non-executive chairman since September 1997. Since January 1998 Mr. Jackson, has also served as Chairman of UK based publicly traded Planit plc and is on the boards of several private companies. Mr. Jackson was trained and employed as a Chartered Accountant at Coopers & Lybrand and received his LLB in Law from Cambridge University.

Michael L. Luetkemeyer, age 54, has been a director of Micromuse since January 2003. Mr. Luetkemeyer was named Senior Vice President and Chief Financial Officer of Micromuse in October 2001. He was appointed interim Chief Executive Officer of Micromuse effective January 1, 2003, and served in that capacity until Mr. Carney joined the Company. Throughout his tenure, Mr. Luetkemeyer has served as the Company’s Chief Financial Officer. Mr. Luetkemeyer’s experience includes an extensive background in senior management of high-tech and scientific-engineering firms managing global finance organizations. Prior to Micromuse, Mr. Luetkemeyer was Senior Vice President and Chief Financial Officer at a network management software provider, Aprisma Management Technologies Inc. Before joining Aprisma in 2000, Mr. Luetkemeyer was CFO at Rawlings Sporting Goods, a provider of sports equipment, and at Electronic Retailing Systems, a technology start-up. Mr. Luetkemeyer has held a variety of senior finance positions throughout his career, including more than 10 years with General Electric, where he served with GE Aerospace, GE Semiconductor and GE Plastics. Mr. Luetkemeyer graduated from Southwest Missouri State in 1972 with a B.S. in Finance. He earned his Masters in Economics from the University of Missouri in 1975 and a B.S. in Accounting from Rollins College in 1985.

David C. Schwab, age 46, has been a director of Micromuse since December 1996 and a general partner with the venture capital firm of Sierra Ventures since November 1996. From January 1, 2003, until Mr. Carney’s appointment on July 29, 2003, Mr. Schwab served as Chairman of the Micromuse Board of Directors. He currently serves as the Board’s lead independent director. Prior to joining Sierra Ventures, Mr. Schwab co-founded Scopus Technology, Inc., a client-server software systems company, at which he served in various senior capacities from August 1991 to June 1996, most recently as Vice President of Sales. Mr. Schwab received his B.A. in Systems Engineering from University of California San Diego, an M.S. and ENG. in Aerospace Engineering from Stanford University, and an M.B.A. from Harvard Business School.

Kathleen Wallman, age 46, has been a director of Micromuse since May 1999. Ms. Wallman is currently a Visiting Research Professor at Georgetown University’s Graduate School of Arts and Sciences. Ms. Wallman held several senior positions at the FCC and in the White House from 1994 until November 1997, serving as Chief of the Common Carrier Bureau at the FCC and as Deputy Assistant to the President for Economic Policy and Counselor and Chief of Staff of the National Economic Council. Ms. Wallman currently provides strategic advice in the areas of telecommunications, information technology, and communications infrastructure issues. Prior to joining the administration, she was a partner at the Washington D.C. based law firm of Arnold & Porter. Ms. Wallman received her B.A. from the Catholic University of America where she was graduated in 1979 summa cum laude, Phi Beta Kappa. She earned a J.D. from Georgetown University Law Center, graduating in 1984 magna cum laude, and at the same time, a M.S. from Georgetown’s Walsh School of Foreign Service, graduating with honors.

The terms of Class I directors Carney, Luetkemeyer and Schwab expire at the annual meeting of stockholders following the fiscal year ending September 30, 2004. The terms of Class II directors Brown, Jackson, and Wallman expire at the next annual meeting currently scheduled for June 23, 2004 (the “2004 Annual Meeting”). Class II directors Jackson and Wallman are expected to be nominated for election as directors at the 2004 Annual Meeting, for terms expiring at the annual meeting in 2006.

Recently revised Nasdaq listing standards require that a majority of the Board be comprised of independent directors as of the date of the Annual Meeting. Among other requirements, the Nasdaq independence definition provides that a director previously employed by the Company is not independent until three years after the employment terminates. In order to assure compliance with this requirement and to enable him to devote more time to his current responsibilities as Executive Vice President of Motorola, Inc., current Class II director, Gregory Q. Brown, who served as the Company’s Chairman and Chief Executive Officer from February 17, 1999 until December 31, 2002, indicated that he would not be standing for re-election when his term expires at the 2004 Annual Meeting.

John C. Bolger, age 57, has been nominated to stand for election at the 2004 Annual Meeting as a Class II director. Mr. Bolger has been a private investor for the past ten years and is the retired Vice President of Finance and Administration of Cisco Systems, Inc. a manufacturer of computer networking systems. Mr. Bolger is also a director and member of the audit committee of the following publicly-held companies: Sanmina-SCI Corporation, a contract assembly manufacturer, Wind River Systems, Inc. a software company, Integrated Device Technology, Inc., a semiconductor manufacturer and Mission West Properties, Inc., a real estate investment trust. Mr. Bolger has served as a certified public accountant and holds a B.A. degree in English Literature from the University of Massachusetts and a M.B.A. from Harvard University.

Additional information relating to the 2004 Annual Meeting will be provided in the Company’s proxy statement expected to be filed after the date this Form 10-K is filed.

Audit Committee and Audit Committee Financial Expert

The Company’s Board of Directors has a separately designated, standing Audit Committee. The members of the audit committee are Michael E. W. Jackson, David C. Schwab, and Kathleen Wallman.

The Board of Directors previously determined that there is no current member of the Audit Committee who clearly meets the criteria for being named as an “audit committee financial expert” as so defined, and undertook the recruitment of an independent director who would qualify as an audit committee financial expert.

The Board has recruited John Bolger who has agreed to be nominated to the Board of Directors for purposes of serving on the Audit Committee as an audit committee financial expert. The Company expects to nominate him for election as a director in its proxy statement for its annual meeting in 2004. Therefore, the Company anticipates that by the date of the annual meeting now anticipated to be held on June 23, 2004, the Company will have an audit committee financial expert on the Audit Committee (assuming the absence of circumstances beyond the Company’s control that would adversely affect the ability of the individual to serve).

The Board of Directors has determined that the current members of the Audit Committee and Mr. Bolger are independent as defined in applicable Nasdaq listing standards and SEC rules.

Executive Officers

Certain information regarding the executive officers of the Company is provided below:

Name	Age	Position
Lloyd A. Carney	42	Chairman of the Board and Chief Executive Officer
Michael L. Luetkemeyer	54	Senior Vice President and Chief Financial Officer
James B. De Golia	54	Senior Vice President and Secretary
Michael Foster	35	Senior Vice President, Product Development and Delivery
Arun Oberoi	49	Executive Vice President of Global Sales and Technical Services

Lloyd A. Carney, age 42, joined Micromuse as Chairman of the Board and Chief Executive Officer effective July 28, 2003. From January 2002 until joining Micromuse, Mr. Carney served as Executive Vice President of Operations of Juniper Networks, Inc. and oversaw a broad range of business operations including the sales, marketing, engineering, manufacturing, and customer service organizations. Before joining Juniper Networks, he served as the President of the Core IP Division of Nortel Networks (a division focused on delivering internet and next generation networking solutions) from May 2001 until September 2001. From March 2000 until May 2001, Mr. Carney served as President of the Wireless Internet Division of Nortel Networks (a carrier-focused multi-billion dollar business unit delivering advanced wireless technologies to the marketplace). From June 1997 until March 2000 he served as President of the Enterprise Data Division of Nortel Networks (a multi-billion dollar voice and data services business unit). A twenty-year veteran of the networking industry, Mr. Carney has held managerial and engineering roles at Bay Networks, Data General, Prime Computer, Proteon, and Radio Corporation of America (RCA). He holds a B.S. degree in electrical engineering from Wentworth Institute and an M.B.A. from Lesley College.

Michael L. Luetkemeyer, age 54, has been a director of Micromuse since January 2003. Mr. Luetkemeyer was named Senior Vice President and Chief Financial Officer of Micromuse in October 2001. He was appointed interim Chief Executive Officer of Micromuse effective January 1, 2003, and served in that capacity until Mr. Carney joined the Company. Throughout his tenure, Mr. Luetkemeyer has served as the Company’s Chief Financial Officer. Mr. Luetkemeyer’s experience includes an extensive background in senior management of high-tech and scientific-engineering firms managing global finance organizations. Prior to Micromuse, Mr. Luetkemeyer was Senior Vice President and Chief Financial Officer at a network management software provider, Aprisma Management Technologies Inc. Before joining Aprisma in 2000, Mr. Luetkemeyer was CFO at Rawlings Sporting Goods, a provider of sports equipment, and at Electronic Retailing Systems, a technology start-up. Mr. Luetkemeyer has held a variety of senior finance positions throughout his career, including more than 10 years with General Electric, where he served with GE Aerospace, GE Semiconductor and GE Plastics. Mr. Luetkemeyer graduated from Southwest Missouri State in 1972 with a B.S. in Finance. He earned his Masters in Economics from the University of Missouri in 1975 and a B.S. in Accounting from Rollins College in 1985.

James B. De Golia, age 54, became Senior Vice President in September 1999 having joined Micromuse in January 1999 as Vice President, General Counsel and Secretary. He has provided counsel to high tech companies for over 20 years. For 10 years prior to joining the Company, Mr. De Golia was Vice President and General Counsel of Network Equipment Technologies, Inc. Prior to that, Mr. De Golia was Counsel at Xerox Corporation and an attorney at the San Francisco office of Thelan Marrin Johnson and Bridges (now Thelan Reid & Priest). He received his B.A. from the University of California at Irvine and his J.D. from the University of California, Hastings College of the Law.

Michael Foster, age 35, was named Micromuse’s Senior Vice President, Product Development & Delivery in November 2002. He leads Micromuse’s entire engineering organization which includes the teams for product development, product testing, product delivery and customer support. In this role, Foster has overall responsibility for the technical direction of Netcool software development. During his tenure, Foster has been a key part of the team overseeing the architectural evolution of the Netcool solution. Previously he was responsible for managing the Company’s customer support functions. He has held various positions since joining the Company in 1996. Foster earned his BSc in Applied Mathematics at Dublin City University and his MSc in Computer Science from Loughborough University.

Arun Oberoi, age 49, joined Micromuse on January 12, 2004 as Micromuse’s Executive Vice President of Global Sales and Technical Services. Prior to joining Micromuse, he served in a series of senior executive positions at Hewlett-Packard, serving most recently in the role of Vice President and General Manager, Corporate Accounts and Industries, HP Services. During his 20 years at HP, Mr. Oberoi also held leadership positions in HP’s Worldwide Software Sales and Marketing organization, with overall sales and marketing responsibility for the OpenView product portfolio as well as HP’s security, middleware, and e-business software products. Mr. Oberoi joined HP after completing his bachelor degree at Delhi University and MBA degree at the Institute for Management Studies, Punjab University in India.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and certain persons, if any, who beneficially own more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s Common Stock and their transactions in the Common Stock. Based upon the copies of Section 16(a) reports that the Company received from such persons or the written representations received from one or more of such persons concerning reports required to be filed by them for the 2003 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by the persons known to the Company to be subject to the Section 16(a) reporting requirements.

Code of Ethics

Information relating to the code of ethics defined in SEC rules is set forth in Part I, Item 1 “Business—Information Available on the Micromuse Website” of this Form 10-K and is incorporated here by this reference.

Item 11.    Executive Compensation

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer, and the four most highly compensated officers other than the Chief Executive Officer whose salary and bonus for the fiscal year ended September 30, 2003, exceeded $100,000 (collectively, the “Named Executive Officers”), for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended September 30, 2003.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Securities Underlying Options(#)
Lloyd A. Carney(1) Chairman of the Board and Chief Executive Officer	2003	72,820		1,500,000

Gregory Q. Brown(2) Chairman of the Board and Chief Executive Officer	2003 2002 2001	123,950 400,000 400,000	150,000 225,000 431,250	150,000 400,000 —

Michael S. Donohue(3) Senior Vice President, Sales and Business Operations	2003 2002 2001	180,000 178,333 160,000	442,000 280,000 275,000	250,000 200,000 40,000

Michael L. Luetkemeyer(4) Senior Vice President and Chief Financial Officer	2003 2002	289,583 250,000	237,500 131,250	450,000 400,000

James B. De Golia(5) Senior Vice President and Secretary	2003 2002 2001	166,875 127,500 180,000	35,000 18,750 22,500	150,000 50,000 90,000

Michael Foster(6) Senior Vice President, Product Development and Delivery	2003	159,421	48,453	75,000

(1)	Mr. Carney commenced his employment as Chairman of the Board and CEO on July 28, 2003.
(2)	Mr. Brown commenced his employment on February 17, 1999 and resigned as Chairman and CEO effective at the close of business on December 31, 2002. His 2003 option grant was initially 300,000 shares, later reduced to reflect his reduced role after his resignation.
(3)	Mr. Donohue commenced his employment on October 22, 1998 and resigned as an executive officer effective at the close of business on September 30, 2003.
(4)	Mr. Luetkemeyer commenced his employment on October 1, 2001. Effective January 1, 2003, Mr. Luetkemeyer assumed the role of Chief Executive Officer of the Company on an interim basis and retained his responsibilities as Chief Financial Officer, and is a member of the Board of Directors.
(5)	Mr. De Golia commenced his employment on January 1, 1999
(6)	Mr. Foster commenced his employment November 18, 1996. He did not serve as an executive officer prior to fiscal 2003.

Option Grants

The following table contains information concerning the stock option grants made to each of the Named Executive Officers in the fiscal year ended September 30, 2003.

Individual Grant
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted To Employees in 2003(%)(1)		Exercise Price ($Sh)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name						5% ($)	10% ($)
Lloyd A. Carney	1,500,000	25.7%		7.270	07/28/13	6,858,095	17,379,761

Gregory Q. Brown(4)	150,000	2.6%		1.540	10/16/12	145,274	368,154

Michael L. Luetkemeyer	150,000 225,000 75,000	2.6 3.9 1.3	% % %	1.540 3.110 7.270	10/16/12 12/13/12 07/28/13	145,274 440,069 342,904	368,154 1,115,221 868,988

Michael Foster	50,000 25,000	0.9 0.4	% %	1.540 3.110	10/16/09 12/13/09	31,346 31,652	73,051 73,762

Michael S. Donohue	150,000 100,000	2.6 1.7	% %	1.540 3.230	10/16/12 12/17/12	145,274 203,132	368,154 514,778

James B. De Golia	100,000 50,000	1.7 0.9	% %	1.540 3.820	10/16/12 12/20/12	96,849 120,118	245,436 304,404

(1)	Based on an aggregate of 5,839,800 option shares granted to employees in fiscal 2003.
(2)	The exercise price per share of options granted represented the fair market value of the underlying shares of Common Stock on the option grant date, which is equal to the closing price, as reported by the Nasdaq National Market System on the option grant date. The options normally vest over a 4 or a 3 year period (except as noted below under “Employment Contracts and Change of Control Arrangements”) and the exercise price may be paid in cash, in shares of the Company’s Common Stock valued at fair market value on the exercise date or through a broker-assisted exercise procedure involving a same-day sale of the purchased shares.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are based on rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the option term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
(4)	The Company granted Mr. Brown an option to purchase 300,000 shares of Common Stock in October 2002, that was later reduced to 150,000 shares to reflect his reduced role after his resignation effective December 31, 2002, as Chairman and CEO.

Option Exercises and Fiscal Year-End Values

The following table sets forth information concerning the year-end number and value of unexercised options; and the number of options exercised during fiscal year 2003 with respect to each of the Named Executive Officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End(#)		Value of Unexercised in-the-Money Options at FY-End($)(2)
Name	(#)	($)(1)	Vested	Unvested	Vested	Unvested
Lloyd A. Carney	—	—		1,500,000		1,365,000
Gregory Q. Brown	782,775	1,557,156	1,973,892	83,333	1,849,027	553,331
Michael L. Luetkemeyer	79,167	431,503	294,521	476,312	1,007,479	1,969,851
Michael Foster	10,000	68,125	50,940	65,194	122,478	345,549
James B. De Golia	19,000	110,959	247,611	142,915	681,497	674,435
Michael S. Donohue	150,000	754,157	349,556	274,444	363,417	1,262,251

(1)	The amounts in this column are equal to the fair market value of the purchased shares on the option exercise date, less the exercise price paid for such shares.
(2)	Based on the fair market value of the Company’s Common Stock at fiscal year end ($8.18 per share), and such value is equal to the closing price, as reported by the Nasdaq National Market System at that date, less the exercise price payable for such shares.

Employment Contracts and Change of Control Arrangements

The Company’s executive officers have agreements or offer letters with the Company that set forth their base salary, option grant and eligibility to participate in employee benefit programs available to similarly situated employees. Their employment may be terminated at any time at the discretion of the Board of Directors except as noted below. The general descriptions of agreements below are all qualified by reference to the detailed provisions and definitions of the applicable agreements and do not modify or constitute legal interpretations of the agreements.

Lloyd Carney Employment Agreement

Under Mr. Carney’s Employment Agreement dated July 28, 2003, the Company agrees to pay him a base salary of $400,000 annually and an annual incentive bonus with a target amount equal to his base compensation, and the Compensation Committee granted him an option to purchase 1,500,000 shares of the Company’s common stock under the Company’s 1997 Stock Option/Stock Issuance Plan. Under this option, 250,020 shares become exercisable and vest when he completes 6 months of full-time employment, and thereafter 41,666 shares become exercisable and vest monthly upon Mr. Carney’s completion of each additional month of service over the succeeding 30 month period. In addition to the compensation specified above, the Company agreed to pay Mr. Carney $200,000 on the date that is 6 months after the date he commenced full-time employment with the Company, if he remains employed as Chief Executive Officer of the Company on that date.

Generally, the Company or Mr. Carney may terminate this agreement for any reason or no reason. However, if during the term of the agreement, the Company terminates Mr. Carney’s employment for any reason other than cause or permanent disability or he resigns for good reason (as these various terms are defined in the agreement), then the Company agrees to pay him: (a) an amount equal to his base compensation for a period of 12 months following the termination at the rate then in effect and in accordance with the Company’s standard payroll procedures; (b) the $200,000 special payment due six months after he commenced his services for the Company to the extent not previously paid; (c) an amount equal to a reimbursement for COBRA costs for himself and his eligible dependents, for identical coverage as was provided to him immediately prior to termination (to the maximum extent otherwise available under plans maintained by the Company), for a period of 12 months following the termination of his employment if he timely elects to continue his medical coverage under COBRA; and (d) with respect to the period of 12 months following termination, an amount equal to the target bonus (but not in excess of 100% of his base compensation for that period) that would otherwise have been payable if he remained employed by the Company, due at such date or dates such bonus would otherwise have been payable. In addition, the percentage of the options initially granted under the agreement, and other options, if any, awarded to him thereafter, that are exercisable and vested shall be determined by adding 12 months to the actual length of his employment.

If, during the term of Mr. Carney’s Employment Agreement and within 12 months after the Company is subject to a change in control as defined in the agreement, the Company terminates his employment for any reason other than cause or permanent disability or he resigns his employment for good reason, then the Company agrees to pay him: (a) an amount equal to his base compensation for a period of 24 months following the termination at the rate then in effect and in accordance with the Company’s standard payroll procedures; (b) the $200,000 special payment due six months after he commenced his services for the Company to the extent not previously paid; (c) an amount equal to a reimbursement for COBRA costs for himself and his eligible dependents, for identical coverage as was provided to him immediately prior to termination (to the maximum extent otherwise available under plans maintained by the Company), for a period of 24 months following the termination of his employment if he timely elects to continue his medical coverage under COBRA; and (d) with respect to the period of 24 months following termination, an amount equal to the target bonus (i.e., 200% of his base compensation for that 2 year period) that would otherwise have been payable if he remained employed by the Company, due at such date or dates such bonus would otherwise have been payable.

If, during the term of Mr. Carney’s Employment Agreement and within 12 months after the Company is subject to a change in control as defined in the agreement, the Company terminates his employment for any reason other than cause or permanent disability or he resigns his employment for good reason, the following additional provisions apply to the options initially granted under the agreement and other options, if any, awarded to the Executive thereafter. The Executive will receive immediate 100% vesting of any unvested portion of the options if his employment so ends. Nevertheless, if the change of control is an acquisition of the Company and the acquiring or surviving corporation does not elect to assume or substitute new options for the options, the Executive shall have the right to exercise any options then held by him, in full, including any previously unvested shares, immediately prior to the closing of the change of control transaction (whether or not his employment ends) and the options will terminate upon that change of control to the extent not assumed by the acquiring or surviving corporation. If there is a change of control and the acquiring or surviving corporation elects to assume or substitute new options for the options, then, and only then, Mr. Carney will be entitled to exercise those assumed or substituted options as they otherwise vest during the continuing term of his employment or within one (1) year after his employment ends as described above, but in no event may an option be exercised after the expiration of the original 10 year option term.

To the extent any benefits provided under the agreement would subject Mr. Carney to a parachute tax under Section 4999 of the Internal Revenue Code of 1986, as amended, in connection with a change of control of the Company, the Company will provide him with a supplemental tax gross up payment to cover such tax liability as a result of the parachute tax, but the Company is not obligated to make any such supplemental payment in excess of $1,000,000.

Gregory Q. Brown Employment Agreement

Under the terms of Mr. Brown’s February 17, 1999 Employment Agreement, the Company paid him during the period of his employment during fiscal 2003 a base salary at the annual rate of $400,000, and a bonus at the annual rate of $400,000. The Company also granted him an option to purchase 300,000 shares of the Company’s Common Stock in October 2002 that was later reduced to 150,000 shares to reflect his reduced role after his resignation effective December 31, 2002, as Chairman and CEO. Under the terms of Mr. Brown’s February 17, 1999, Employment Agreement, on a split adjusted basis, he received options to purchase a total of 3,200,000 shares of the Company’s Common Stock, that vested monthly over his first 48 months of employment through

February 2003; and 640,000 shares that, because of superior Company performance in fiscal year 2000, vested over a 24 month period commencing October 1, 2000. As set forth in the Summary Compensation Table, he also received an additional option grant of 400,000 shares in fiscal 2002, and 150,000 shares in fiscal 2003, which vest over three years. The agreement also contained terms relating to benefits upon termination of the agreement or change of control of the Company and related provisions that terminated when he voluntarily resigned to become an officer of another company.

Michael L. Luetkemeyer Employment Agreement

Mr. Luetkemeyer’s offer letter provided a base salary of $250,000 per year and a target bonus of $175,000 (of which the first year was guaranteed). In addition, it provides that if his employment is terminated by the Company (other than for good cause) or in the event of a change of control as defined in the Company’s stockholder approved stock option plan, he shall be guaranteed to receive his base salary and prorated target bonus for the year following such termination or change of control. He received an initial grant of 400,000 option shares and coincident with the announcement that he would become acting Chief Executive Officer when Mr. Brown resigned in December 2002, he received an option to purchase 225,000 shares and his acting CEO compensation was increased to $300,000 in base salary and a target bonus equal to his base salary. When Mr. Carney joined the Company as Chairman and Chief Executive Officer in July 2003, Mr. Luetkemeyer received an option to purchase 75,000 shares that vests in full on first anniversary of the grant if he is then employed, and, effective October 1, 2003, his target bonus was reduced to $200,000. Also, the letter provided that the Board would grant him at a later date options to purchase 400,000 shares of stock vesting over a three year period, with fifty percent of unvested shares vesting in the event of a change in control.

Michael Foster Employment Agreement

Mr. Foster’s employment continuation agreement provides that the Company will provide him 12 months notice of Termination of Employment other than for cause and that during such notice period he shall receive his base and bonus/commission compensation and benefits.

James B. De Golia Employment Agreement

Mr. De Golia’s offer letter provides that the Company must give him 12 months notice of termination in the event of termination without cause or resignation for defined good reasons, and that during such notice period he will receive his base and bonus/commission compensation and benefits. Vesting of his options will accelerate if he is terminated without cause within 12 months of a change of control. He is also obligated to sign a release and non-competition agreement in order to receive such termination benefits.

Michael S. Donohue Employment Agreement

Mr. Donohue’s employment agreement provided that the Company must give him 12 months notice of termination in the event of termination without cause, and that during such notice period he will receive his base and bonus/commission compensation and benefits. Mr. Donohue resigned as an executive officer effective September 30, 2003, but continued to serve as an employee and sales manager to facilitate recruitment of a new Senior Vice President and Sales Manager for the Americas through December 31, 2003 at which time his employment agreement was activated.

Other Option Acceleration Provisions Relating to Change of Control

Under the Company’s 1997 Stock Option/Stock Issuance Plan, upon a Corporate Transaction generally, qualified by reference to the detailed provisions of the plan, meaning a transfer of all or substantially all of the Company’s assets in dissolution or liquidation, or transfer of voting control of the Company in a merger or consolidation, the vesting of each outstanding option shall automatically accelerate so that each such option shall become fully vested and exercisable (and applicable repurchase rights shall lapse), except to the extent any such option is assumed or replaced with a comparable option or cash incentive program by the successor corporation. In addition, the Plan Administrator, the Board or an authorized committee, has the discretion to provide for the automatic acceleration of vesting of any options upon the occurrence of a Corporate Transaction or Change in Control (generally, qualified by reference to the detailed provisions of the plan, where a person or group acquires control of the Company without approval by the Board of Directors or if certain defined changes in the Board of Directors occur during a 36 month period) or upon an involuntary termination of employment following such a transaction.

In addition, options granted in Fall of 2002 to Michael Luetkemeyer, Michael Foster, Michael Donohue, James DeGolia, and Gregory Brown, who were employed at that time as officers have the following provisions relating to a change of control:

(a)	Immediately prior to a Change in Control or Corporate Transaction, the option, to the extent outstanding at the time but not otherwise fully exercisable, automatically accelerates so that the option becomes immediately exercisable for all the option shares at the time subject to the option and may be exercised for any or all of those option shares as fully vested shares; and

(b)	The option, as so accelerated, remains so exercisable until the earlier of (i) the original expiration date of the option or (ii) the expiration of the one (1)-year period measured from the date of the optionee’s involuntary termination.

Director Compensation

Since fiscal 1999, the Company has made annual grants of options to non-employee directors and has not paid cash compensation to directors. Each October or November since October 2000, the Board of Directors has granted to each non-employee director options to purchase 30,000 shares of the Company’s Common Stock and in November 2003 the chair of the Audit committee also received an option to purchase 5,000 shares of the Company’s Common Stock. Director options vest monthly over a three year period, and the exercise price is the fair market value on the date of grant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of April 26, 2004 by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each of the Company’s directors, director nominees, and the executive officers named in the “Executive Compensation—Summary Compensation Table,” and (iii) all current directors, director nominees, and executive officers as a group. Where information regarding shareholders is based on Schedules 13D and 13G, the number of shares is as of the date for which information was provided in such schedules.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares of Common Stock Beneficially Owned(1)(2)
Beneficial Owner	Number of Shares	Percentage Ownership
Citigroup Inc.(3) 399 Park Avenue New York, NY 10043	13,915,501	17.78%

Essex Investment Management Company, LLC(4) 125 High Street, 29th Floor Boston, MA 02110	4,927,248	6.3%

Gregory Q. Brown(5)	2,006,302	3%

Lloyd A. Carney(6)	416,684	*

James B. De Golia(7)	357,874	*

Michael S. Donohue(8)	421,657	*

Michael Foster(9)	108,107	*

Michael E.W. Jackson(10)	165,822	*

Michael L. Luetkemeyer(11)	487,548	*

David C. Schwab(12)	661,467	*

Kathleen M. H. Wallman(13)	160,594	*

John C. Bolger (director nominee)	6,000	*

Directors, Director Nominee, and Executive Officers as a group (10 persons)(14)	4,792,055	6%

*	Less than one percent of the outstanding shares of Common Stock.
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2)	Percentage ownership is based on 78,270,124 shares of Common Stock outstanding on April 26, 2004.
(3)	Based solely on information provided by Citigroup Inc. and certain of its affiliates in an amended Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. Citigroup Inc., Citigroup Global Markets Inc., Citigroup Financial Products Inc., Smith Barney Fund Management LLC, and Citigroup Global Markets Holdings Inc. report shared voting and dispositive power over the following respective numbers of shares: 13,915,501; 7,898,091; 8,221,855; 5,356,957; and 13,849,948.
(4)	Based solely on information provided by Essex Investment Management Company, LLC in an amended Schedule 13G filed with the Securities and Exchange Commission on February 20, 2004, which reports sole voting power over 4,659,128 shares and sole dispositive power over 4,927,248 shares.
(5)	Includes 2,003,892 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(6)	Includes 416,684 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(7)	Includes 310,527 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(8)	Includes 410,111 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(9)	Includes 108,107 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(10)	Includes 165,140 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(11)	Includes 477,160 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(12)	Includes 309,167 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(13)	Includes 159,167 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.
(14)	Includes 4,359,955 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 26, 2004.

Equity Compensation Plan Information

The following table provides information as of September 30, 2003, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. All compensation plan share numbers have been adjusted to reflect the effect of the two-for-one stock splits declared payable in February and December 2000.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by stockholders(1)	11,781,582	(3)	$16.16	5,520,742	(4)
Equity compensation plans not approved by stockholders(2)	1,679,109		$8.53	923,580	(5)

Total	13,460,691		$15.21	6,444,322

(1)	Consists of the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), and the 1998 Employee Stock Purchase Plan (the “Purchase Plan”).
(2)

Equity compensation plans or arrangements not approved by stockholders are described following this table and consist of the 1998 Non-Officer Stock Option/Stock Issuance Plan (the “Non-Officer Plan”), warrants issued as compensation to an executive search firm for services in hiring officers of the Company, and a portion of the total options granted to Gregory Q. Brown in connection with his initial 1999 employment agreement to serve as the Company’s Chief Executive Officer. The Company’s past acquisitions of other companies have not resulted in the Company assuming acquired company plans or issuing options to acquired company employees in respect of acquired company options previously held. Any options otherwise granted to former employees of acquired companies were granted under the 1997 Plan.

(3)	This number does not include purchase rights accrued under the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to 5,000 shares of common stock at semi-annual intervals on the last day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)	This number includes the remaining 5,097,242 shares that may be issued under future grants of awards as of September 30, 2003, under the 1997 Plan (which awards may include grants of options or direct issuances of stock), and the remaining 423,500 shares reserved for future purchase as of September 30, 2003, under the Purchase Plan, subject to the following automatic share reserve increase provisions. The 1997 Plan provides that the number of shares of common stock available for issuance under that plan shall automatically increase on October 1 of each fiscal year during the term of the plan, beginning with October 1, 1999, by an amount equal to the lesser of 4,000,000 shares or 5% of the total number of shares then outstanding. The Purchase Plan provides that the number of shares available for purchase under that plan shall automatically be increased by 640,000 shares on the first day (October 1) of each fiscal year during the term of the plan, beginning with October 1, 1999.
(5)	This number includes the remaining number of shares that may be issued under future grants of awards as of September 30, 2003, under the Non-Officer Plan (which awards may include grants of options or direct issuances of stock).

Description of Plans and Arrangements Not Approved by Stockholders

Non-Officer Plan.    The Company has adopted a practice and policy that no additional options will be issued and no options have been issued since October 1999, under the Non-Officer Plan that was adopted by the Company’s Board of Directors in December 1998 and was not submitted to a vote of or approved by the Company’s stockholders. As of September 30, 2003, options granted in or before October 1999 covering 474,788 shares of Common stock were still outstanding under this plan and options covering 1,001,632 shares had been exercised. The purchase price per share of outstanding options is the fair market value per share of Common stock on the award grant date. Each option has a maximum term of 10 years, vests in installments (which has generally been over a 4 year period of the optionee’s service with the Company), and must normally be exercised within 3 months after termination of employment. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring company.

Employment Agreement with Mr. Brown.    Under the terms of the February 17, 1999, Employment Agreement initially employing Gregory Q. Brown as the Company’s Chief Executive Officer, and in addition to the salary and other employment terms set forth in the agreement, he received options to purchase a total of 3,200,000 shares of the Company’s Common stock (such total being 800,000 shares before the 2000 stock splits). Of these total option shares, 1,280,000 shares vested after 18 months of continuous employment; 1,280,000 shares have been vesting monthly over his first 48 months of employment; and 640,000 shares, because of superior Company performance in fiscal year 2000, vested over a 24 month period commencing October 1, 2000. If the Company experiences a change in control, and Mr. Brown is terminated (not for cause or permanent disability), all of Mr. Brown’s unvested option shares will then become vested. Due to the 1997 Plan limit on the number of options granted in any one calendar year to a single person, the Company has treated the grant to Mr. Brown of the option for 1,280,000 shares which have been vesting over his 48 months of service as granted outside the 1997 Plan (with the balance of the foregoing options being granted under the 1997 Plan). As of September 30, 2003, 1,100,000 shares under the option grant made outside the 1997 Plan remained unexercised and are included column (a) in the table above.

Warrants.    In connection with the hiring of Michael L. Luetkemeyer as the Company’s Chief Financial Officer in October 2001, the Company issued a warrant to an executive search firm as part of that firm’s compensation for services. The warrant was issued October 1, 2001, expires October 1, 2004, and entitles the holder to purchase, prior to expiration of the warrant, 54,321 shares of the Company’s common stock at an exercise price of $5.42 per share. In connection with the hiring of Lloyd A. Carney as the Company’s Chief Executive Officer and Chairman in July 2003, the Company issued a warrant to the same executive search firm as part of that firm’s compensation of services. The warrant was issued on July 28, 2003, expires on July 28, 2006 and entitles the holder to purchase, prior to expiration of the warrant, 50,000 shares of the Company’s common stock at an exercise price of $7.27 per share. In lieu of exercising the warrant by paying the exercise price in cash, the holder may from time to time convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to Micromuse by KPMG LLP for professional services with respect to Audit Fees billed for, and other listed services billed during the fiscal years ended September 30, 2003 and September 30, 2002:

Fee Category	Year Ended September 30, 2003	Year Ended September 30, 2002
Audit Fees	470,000	343,000
Audit-Related Fees(1)	44,000	103,000
Tax Fees(2)	388,000	397,000
All Other Fees	-0-	-0-

Total Fees	902,000	843,000

(1)	Audit-related fees for fiscal 2003 and 2002 were for the audit of the Company’s defined contribution plan in the United States pursuant to Section 401(k) of the Internal Revenue Code and related accounting consultations.
(2)	Tax fees for fiscal 2003 and 2002 were for tax compliance assistance and assistance with tax consulting, which for 2003 consisted of $ 368,000 for tax compliance assistance and $18,000 for assistance with tax consulting. These services include domestic and international tax return assistance and related compliance services, expatriate tax services, and international tax planning.

Under SEC rules governing independence of the outside auditors, all audit and permissible non-audit services provided by the independent auditors to Micromuse must be approved in advance by the Audit Committee. Under these rules, the Audit Committee may adopt pre-approval policies and procedures that are detailed as to the particular service, require that the Audit Committee be informed about each service, and do not result in the delegation of the Audit Committee’s authority to management.

In addition to the Audit Committee’s authority to pre-approve services on a specific case-by-case basis, Mr. Jackson, as Chair of the Audit Committee, has authority to pre-approve permissible services that are reasonably specified to him in advance, and any services so approved by him will be reported to the full Audit Committee no later than the first Audit Committee meeting following any such pre-approval. At this time, the Audit Committee has not implemented other pre-approval policies.

The Audit Committee approved 100% of the services performed by KPMG LLP relating to “audit-related fees,” “tax fees,” and “all other fees” on and after the May 6, 2003, effective date of SEC rules requiring pre-approval of services by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statements Schedule, and Reports on Form 8-K

(a)(1)   Financial Statements

See the Consolidated Statements beginning on page 48 of this Form 10-K.

(2)   Financial Statement Schedule

See the Financial Statement Schedule at page 103 of this Form 10-K.

(3)   Exhibits

See Exhibit Index at page 104 of this Form 10-K.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse on July 23, 2003, to report information under Items 9 and 12 concerning the Micromuse’s results of operations and financial condition for the fiscal quarter ended June 30, 2003.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse on July 29, 2003, to report under Item 5 the appointment of Lloyd A. Carney as Chairman of the Board of Directors and Chief Executive Officer of Micromuse.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse on August 20, 2003, to report under Item 5 that Micromuse had acquired NETWORK HARMONi, Inc., effective August 19, 2003, and that Craig Farrell was appointed Chief Technology Officer of Micromuse.

(c)	See Exhibit Index at page 104 of this Form 10-K.

(d)	See the Consolidated Financial Statements beginning on page 48 and Financial Statement Schedule at page 103 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMUSE INC.

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer

Date: May 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ LLOYD A. CARNEY (Lloyd A. Carney)	Chairman and Chief Executive Officer	May 17, 2004

/s/ MICHAEL L. LUETKEMEYER (Michael L. Luetkemeyer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 17, 2004

/s/ GREGORY Q. BROWN (Gregory Q. Brown)	Director	May 17, 2004

/s/ MICHAEL E.W. JACKSON (Michael E.W. Jackson)	Director	May 17, 2004

/s/ DAVID C. SCHWAB (David C. Schwab)	Director	May 17, 2004

/s/ KATHLEEN M.H. WALLMAN (Kathleen M.H. Wallman)	Director	May 17, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2003, 2002 and 2001

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(as restated)	(as restated)	(as restated)	(as restated)
Allowance for doubtful accounts:
Year Ended September 30, 2003	$3,827	(709)	(1,887)	$1,231
Year Ended September 30, 2002	$4,438	171	(782)	$3,827
Year Ended September 30, 2001	$1,472	3,975	(1,009)	$4,438

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant.

10.1	Form of Amended and Restated Indemnification Agreement entered into between the Registrant and its directors and officers.*

10.2

1997 Stock Option/Stock Issuance Plan, as amended filed herewith. (The form of award agreement is incorporated by reference from Exhibit 10.2 in the Registrant’s Form 10-Q filed with the SEC on August 13, 2003.)*

10.3	1998 Employee Stock Purchase Plan, as amended (incorporated by reference from the exhibit of the same number in Form 10-Q as filed with the SEC on May 13, 2003).*

10.4(3)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

10.5(3)	Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

10.6	Employment Agreement as of January 1, 1999, by and between James B. De Golia and Micromuse Inc.*

10.7	Executive Employment Continuation Agreement by and between Michael Foster and Micromuse Inc.*

10.8(4)	Employment Agreement as of February 17, 1999, by and between Gregory Q. Brown and Micromuse Inc.*

10.9(5)	First amendment to office lease, dated as of October 25, 2000, by and between the Registrant and SOMA Partners, L.P.

10.10	Employment Agreement as of July 28, 2003, by and between Lloyd A. Carney and Micromuse Inc.*

10.11(6)	1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.12(7)	Employment Agreement as of October 1, 2001, by and between Michael L. Luetkemeyer and Micromuse Inc.*

10.13(8)	Executive Employment Continuation Agreement by and between Michael Donohue and Micromuse Inc.*

10.14	Employment Agreement as of January 12, 2004, by and between Arun Oberoi and Micromuse Inc.*

10.15	Notice of Stock Option Grant and Stock Option Agreement dated as of February 9, 2004, by and between Lloyd A. Carney and Micromuse Inc.*

21.1	Subsidiaries of the Registrant.

23.1	Report on Schedule and Consent of Independent Auditors

31	Separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	This asterisk indicates management contracts.
(1)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(2)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 13, 1998.

(3)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on December 12, 1997.
(4)	Incorporated by reference from exhibit number 10.8 in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(5)	Incorporated by reference from exhibit number of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(6)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on December 23, 2002.
(7)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on December 23, 2002.
(8)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on December 23, 2002.