Form 10-Q
period 2003-12-31
MICROMUSE INC
filed 2004-05-17
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

78,270,124 shares of Common Stock, $0.01 par value, were outstanding as of May 3, 2004

MICROMUSE INC.

		Page
Explanatory Note

PART I - Financial Information		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003	4

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002*	5

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002*	6

	Notes to Condensed Consolidated Financial Statements	7

	*The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2002 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II - Other Information

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	30

Signatures		31

MICROMUSE INC.

EXPLANATORY NOTE

This Form 10-Q includes restated financial information for certain periods indicated below in this report that ended prior to our fiscal quarter that began on October 1, 2003. We filed a Form 12b-25 with the SEC on February 13, 2004, to report that our filing of this Form 10-Q would be delayed due to our then pending restatement of financial statements.

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.

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

Certain information concerning the restatement relating to the periods included in this report is contained in Part I to this Form 10-Q in Note 2 below to the Condensed Consolidated Financial Statements (Unaudited), Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4, “Controls and Procedures.” This information should be read in conjunction with relevant information in the Company’s most recent Form 10-K referred to above.

MICROMUSE INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$101,493	$89,385
Short-term investments	15,080	33,196
Accounts receivable, net	18,840	13,439
Prepaid expenses and other current assets	7,743	6,269

Total current assets	143,156	142,289
Property and equipment, net	6,446	5,976
Long-term investments	70,968	67,529
Goodwill, net	50,361	49,032
Other intangible assets, net	11,334	12,861

Total assets	$282,265	$277,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,635	$6,849
Accrued expenses	21,262	20,387
Income taxes payable	6,402	6,368
Deferred revenue	39,890	40,327

Total current liabilities	76,189	73,931
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding
Common stock; $0.01 par value; 200,000 shares authorized; 78,670 and 78,544 shares outstanding as of December 31, 2003 and September 30, 2003, respectively	787	785
Additional paid-in capital	211,684	210,697
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,605)	(1,548)
Accumulated deficit	(2,133)	(3,521)

Total stockholders’ equity	206,076	203,756

Total liabilities and stockholders’ equity	$282,265	$277,687

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,
	2003	2002 (As Restated)

Revenues:
License	$20,319	$13,623
Maintenance and services	16,870	13,780

Total revenues	37,189	27,403

Cost of revenues:
License	1,345	782
Maintenance and services	2,567	3,095
Amortization of developed technology	1,456	986

Total cost of revenues	5,368	4,863

Gross profit	31,821	22,540

Operating expenses:
Sales and marketing	15,676	14,951
Research and development	7,774	7,283
General and administrative	7,263	4,242
Stock based compensation	115	—
Amortization of other intangible assets	48	566
Restructuring costs	—	3,140

Total operating expenses	30,876	30,182

Income (loss) from operations	945	(7,642)
Other income, net	982	1,433

Income (loss) before income taxes	1,927	(6,209)
Income tax provision	539	491

Net income (loss)	$1,388	$(6,700)

Per share data:
Basic net income (loss)	$0.02	$(0.09)
Diluted net income (loss)	$0.02	$(0.09)
Weighted average shares used in computing:
Basic net income (loss) per share	78,619	75,241
Diluted net income (loss) per share	82,063	75,241

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2003	2002 ( As Restated )

Cash flows from operating activities:
Net income (loss)	$1,388	$(6,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,590	3,568
Purchased in process research & development	—	142
Non-cash stock-based compensation	115	—
Non-cash compensation expense related to restructuring	—	54
Tax benefit related to exercise of stock options	318	203
Changes in operating assets and liabilities net of acquired amounts:
Accounts receivable, net	(5,401)	5,524
Prepaid expenses and other current assets	(1,475)	(3,009)
Accounts payable	1,786	113
Accrued expenses	875	2,954
Income taxes payable	34	71
Deferred revenue	(437)	12,720

Net cash (used in) provided by operating activities	(207)	15,640

Cash flows from investing activities:
Capital expenditures	(1,426)	(213)
Purchases of investments	(45,314)	(24,055)
Sale of investments	59,991	29,207
Acquisition of net assets, net of cash acquired	(239)	(1,078)
Repayment of long term debt assumed upon acquisition	—	(855)

Cash provided by investing activities	13,012	3,006

Cash flows from financing activities:
Proceeds from issuance of common stock	555	155

Net cash (used in) provided by financing activities	555	155

Effects of exchange rate changes on cash and cash equivalents	(1,252)	(549)

Net increase in cash and cash equivalents	12,108	18,252
Cash and cash equivalents at beginning of period	89,385	117,218

Cash and cash equivalents at end of period	$101,493	$135,470

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 17, 2004. The September 30, 2003 condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.2 million and $6.1 million for the quarters ended December 31, 2003 and 2002, respectively. The allocation rates applied to these department costs were 20% to cost of revenue, 76% to sales and marketing, and 4% to research and development in the quarter ended December 31, 2003 and 23% to cost of revenue, 71% to sales and marketing, and 6% to research and development in the quarter ended December 31, 2002. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter ended December 31, 2003, were options to acquire 9.0 million shares of common stock because of the application of the treasury stock method to calculate fully diluted shares outstanding. Excluded from the computation of diluted loss per share for the quarter ended December 31, 2002, were options to acquire 15.2 million shares of common stock and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

	Three months ended December 31,
	2003	2002 ( As Restated )

Numerator for basic and diluted net income (loss)	$1,388	$(6,700)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	78,619	75,241
Dilutive effect of:
Common stock options	3,340	—
Warrants	104	—

Denominator for diluted net income (loss) per share	82,063	75,241

Concentration of Revenues

One third-party distributor customer accounted for approximately 17% and 20% of revenues for the quarters ended December 31 2003 and 2002, respectively. No one end-user customer accounted for 10% of revenues for the quarter ended December 31, 2003. One end user customer accounted for 17% of revenues for the quarter ended December 31, 2002.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $1.3 million and $1.2 million as of December 31, 2003 and September 30, 2003, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarters ended December 31, 2003 and 2002 was $0.1 million and $0.5 million respectively.

MICROMUSE INC.

Stock-Based Compensation

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on May 17, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in condensed consolidated statement of operations related to option grants. However, since certain employee stock options were modified during the quarter, the Company accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, the Company recorded stock-based compensation expense of $0.1 million in the quarter ended December 31, 2003, since the current market price of the underlying stock exceeded the exercise price on the date the grants were modified.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation.

	Three months ended December 31,
	2003	2002 (As Restated)
Net income (loss), as reported	$1,388	$(6,700)
Add: Stock based compensation expense, included in net income (loss)	115	54
Less: Stock based compensation determined under SFAS No. 123	(7,378)	(8,935)

Net loss, pro forma	$(5,875)	$(15,581)

Basic net income (loss) per share, as reported	$0.02	$(0.09)
Basic net loss per share, pro-forma	$(0.07)	$(0.21)
Diluted net income (loss) per share, as reported	$0.02	$(0.09)
Diluted net loss per share, pro forma	$(0.07)	$(0.21)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended December 31,
	2003	2002 (As Restated)
Revenues:
United States	$18,595	$19,072
United Kingdom	3,719	2,200
Other international	14,875	6,131

Total	$37,189	$27,403

	December 31, 2003	September 30, 2003
Long - lived assets:
United States	$49,382	$50,637
International	18,759	17,232

Total	$68,141	$67,869

MICROMUSE INC.

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of December 31, 2003 and September 30, 2003, the Company had unamortized goodwill of $50.4 million and $49.0 million, respectively. The movement in goodwill is due to foreign exchange fluctuations.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,358	$(13,431)	$10,927
Customer contracts	1,355	(1,209)	146
Trademarks	807	(546)	261
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,388	$(16,054)	$11,334

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,247	$(11,841)	$12,406
Customer contracts	1,283	(1,131)	152
Trademarks	807	(504)	303
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,205	$(14,344)	$12,861

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three months ended December 31,
	2003	2002
		(As Restated)
Developed technology	$1,456	$986
Customer contracts	6	460
Trademarks	42	42
Other intangible assets	—	64

Total amortization	$1,504	$1,552

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations
2004	$4,589
2005	3,740
2006	1,564
2007	1,392
2008	25
Thereafter	24

Total	$11,334

Note 2. Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.

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

The net effect of all of the restatement adjustments for the three months ended December 31, 2002 is to decrease the Company’s net loss by $0.6 million. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

The information contained in these Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the relevant information contained in that Form 10-K.

Note 3. Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company was required to pay up to $2.7 million in cash and assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, with the remainder payable in connection with certain earnouts in relation to revenue, development and employee retention goals. As of December 31, 2003, the Company paid $1.4 million in relation to the earnout, with the remaining earnout of $0.2 million paid in the quarter ended March 31, 2004. The earnout payments primarily increase the amount of goodwill, except for amounts related to employee retention goals which are expensed. The debt assumed of $0.9 million was repaid shortly after acquisition. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

MICROMUSE INC.

A summary of the allocation of the initial purchase price plus the amounts paid to date is as follows (in millions):

Total liabilities, net	$(1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	1.9
Other	0.3

Total intangible assets	3.7

Total	$2.4

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

The following summary, unaudited and prepared on a pro forma basis, combines the Company’s consolidated results of operations with Lumos’ results of operations, as if the combination had occurred at the beginning of the period presented. The table includes the impact of certain adjustments including the elimination of the charge for acquired in process research and development, and the additional amortization relating to intangible assets acquired (in thousands, except per share amounts):

Three months ended December 31, 2002 (As Restated)
Revenues	$28,255
Net income (loss)	$(7,413)
Net income (loss) per share:
Basic	$(0.10)
Diluted	$(0.10)
Weighted average shares used in per share computation:
Basic	75,241
Diluted	75,241

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

The fiscal 2002 restructuring plan, which was announced during the quarter ended September 30, 2002, resulted in a decrease of the Company’s workforce by 85 employees and the elimination of excess facilities. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $4.4 million in the quarter ended September 30, 2002. In the quarter ended June 30, 2003, as a result of a potential tenant terminating negotiations, an additional restructuring charge of $1.7 million was incurred due to an adjustment of assumptions on property leases relating to the fiscal 2002 restructuring plan. The Company determined that it would not be able to sub-lease some of the excess facilities that it had expected to sub-lease when calculating the original restructuring charge.

The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.1 million, relating to severance and employment related charges.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.7 million as of December 31, 2003 is expected to be paid by September 30, 2004.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of December 31, 2003, the remaining $1.2 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

MICROMUSE INC.

The following table sets forth the restructuring activity for the three months ended December 31, 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total
Accrual balance at September 30, 2003	$1,643	$465	$451	$2,559
Restructuring charges	—	—	—	—
Cash paid during the three months ended December 31, 2003	(423)	(175)	(58)	(656)
Non cash charges	(30)	—	—	(30)

Accrual balance at December 31, 2003	$1,190	$290	$393	$1,873

Note 5. Litigation

Refer to the Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004 for information related to its commitments and contingencies, which includes reference to several recent litigation matters filed against the Company.

MICROMUSE INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our fiscal year 2003 Form 10-K as filed with the Securities and Exchange Commission on May 17, 2004.

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

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.

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

The information contained in this Form 10-Q should be read in conjunction with the relevant information contained in that Form 10-K.

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

The net effect of all of the restatement adjustments for the three months ended December 31, 2002 is to decrease the Company’s net loss by $0.6 million. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

MICROMUSE INC.

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

In the first two quarters of fiscal 2004, the Company incurred an unanticipated increase in General and Administrative Expenses. This increase consisted initially of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements” in this section and in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report. This increase also includes unanticipated professional fees to our independent auditors in connection with the delayed completion of the audit of our financial statements included in our Form 10-K for fiscal year 2003, and the fees payable to an accounting firm (separate from the forensic accountants and independent auditors) that we retained to assist with the day-to-day responsibilities of the restatement process in January 2004 and preparation of the Form 10-K and Forms 10-Q for the first two fiscal quarters of fiscal 2004. The Company estimates that accounting and legal fees associated with this investigation and related matters, including additional costs incident to the completion of the audit of the financial statements included in the Form 10-K, will be in the range of approximately $4.0 to $5.0 million.

We also expect expenses for professional fees to increase during fiscal 2004 and perhaps beyond, as compared to prior periods, due to pending litigation. We currently estimate that professional service fees associated with pending litigation will be in the range of $4.0 to $5.0 million during fiscal 2004. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part II, Item 1 – “Legal Proceedings” for additional information on current legal proceedings.

Recent Events

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

MICROMUSE INC.

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

Allocations of technical services department costs. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.2 million and $6.1 million for the quarters ended December 31, 2003 and 2002, respectively. The allocation rates applied to these department costs were 20% to cost of revenue, 76% to sales and marketing, and 4% to research and development in the quarter ended December 31, 2003 and 23% to cost of revenue, 71% to sales and marketing, and 6% to research and development in the quarter ended December 31, 2002. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

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

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended December 31,
	2003	2002
		(As Restated)
As a Percentage of Total Revenues:
Revenues:
License	54.6%	49.7%
Maintenance and services	45.4%	50.3%

Total revenues	100.0%	100.0%

Cost of revenues:
License	3.6%	2.9%
Maintenance and services	6.9%	11.3%
Amortization of developed technology	3.9%	3.6%

Total cost of revenues	14.4%	17.8%

Gross profit	85.6%	82.2%

Operating expenses:
Sales and marketing	42.2%	54.6%
Research and development	20.9%	26.5%
General and administrative	19.5%	15.5%
Stock based compensation	0.3%	0.0%
Amortization of other intangible assets	0.1%	2.1%
Restructuring costs	0.0%	11.4%

Total operating expenses	83.0%	110.1%

Income (loss) from operations	2.6%	(27.9)%
Other income, net	2.6%	5.2%

Income (loss) before income taxes	5.2%	(22.7)%
Income tax provision	1.5%	1.8%

Net income (loss)	3.7%	(24.5)%

As a Percentage of Related Revenues:
Cost of license revenues	6.6%	5.7%
Cost of maintenance and services revenues	15.2%	22.5%

MICROMUSE INC.

Revenues. Revenues increased to $37.2 million in the quarter ended December 31, 2003, from $27.4 million in the comparable period of the prior year. License revenues increased to $20.3 million in the quarter ended December 31, 2003, from $13.6 million in the comparable period of the prior year. The increase in license revenues was primarily due to the decreasing impact of the economic slowdown. License revenues as a percentage of total revenues was 54.6% in the quarter ended December 31, 2003, as compared to 49.7% in the comparable period of the prior year. Maintenance and services revenues increased to $16.9 million in the quarter ended December 31, 2003, from $13.8 million in the comparable period of the prior year. The increase in maintenance and services revenues was a result of the related increase in license revenue and the increase in the Company’s overall customer base.

Cost of Revenues. The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues increased to 6.6% in the quarter ended December 31, 2003, as compared to 5.7% in the comparable period of the prior year. The increase was mainly due to a change in the mix of license revenue in the current quarter that led to an increase in sales of licenses with related technology license fees. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues decreased to 15.2% in the quarter ended December 31, 2003, from 22.5% in the comparable period of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue in addition to economies of scale, and a decrease in headcount, facilities, and travel costs related to the Company’s previously announced restructuring.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI over two to six years. The increase in the quarter ended December 31, 2003 as compared to the same period of the prior year, is due to the amortization of the core technology in connection with the acquisition of NHI in the quarter ended September 30, 2003.

Sales and Marketing Expenses. Sales and marketing expenses increased to $15.7 million in the quarter ended December 31, 2003, from $15.0 million in the comparable period of the prior year. The increase was due to an increase in sales commission of $0.8 million as a result of the related increase in revenue. Sales and marketing expenses as a percentage of total revenues decreased to 42.2% in the quarter ended December 31, 2003, from 54.6% in the comparable period of the prior year as a result of lower headcount related to the above mentioned restructuring. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses. Research and development expenses increased to $7.8 million in the quarter ended December 31, 2003, from $7.3 million in the comparable period of the prior year. The increase was primarily due to the increase in headcount and travel related expenditures, as a result of additional development department headcount from the NHI acquisition. Research and development costs as a percentage of total revenues decreased to 20.9% in the quarter ended December 31, 2003, as compared to 26.5% in the comparable period of the prior year. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased to $7.3 million in the quarter ended December 31, 2003, from $4.2 million in the comparable period of the prior year. The increase in general and administrative expenses is due to increased professional fees incurred by the Company in connection with various litigation actions, as detailed in Part II, Item 1 of this filing. In addition, the Company has incurred professional fees of $2.0 million in the quarter ended December 31, 2003 associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under Restatement of Financial Statements. General and administrative expenses as a percentage of revenues increased to 19.5% in the quarter ended December 31, 2003, from 15.5% in the comparable period of the prior year. Additional information relating to expense trends in fiscal 2004 is set forth under “Overview” above.

Amortization of Other Intangible Assets. The charge of $48 thousand and $0.6 million in the quarters ended December 31, 2003 and 2002, respectively, reflects the amortization of other intangible assets over estimated useful lives of six months to six years. The decrease was mainly due to certain intangibles no longer being amortized as they have been fully amortized in prior periods.

Restructuring Costs. During the quarter ended December 31, 2002, we incurred $3.1 million in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 4 of Notes to Condensed Consolidated Financial Statements.)

Stock based Compensation. The Company incurred stock based compensation charges of $0.1 million in the quarter ended December 31, 2003. These charges relate to modifications of awards of terminated employees who were not able to exercise their vested options due to the Company being unable to issue securities as a result of the Company’s late filings with the SEC.

Other Income, Net. Other income decreased to $1.0 million in the quarter ended December 31, 2003, from $1.4 million in the comparable period of the prior year. This net decrease was due to the decline in interest rates over the past year which is offset by foreign exchange gains of $0.2 million due to the strengthening of the British Pound.

Provision for Income Taxes. Income taxes showed a charge of $0.5 million in the quarter ended December 31, 2003, as compared to $0.5 million in the comparable periods of the prior year. Although we had a loss before income tax in the quarter ended December 31, 2002, we had a tax expense as we had income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions.

MICROMUSE INC.

Liquidity and Capital Resources

As of December 31, 2003, we had $101.5 million in cash and cash equivalents and $86.0 million in marketable securities, as compared to $89.4 million in cash and cash equivalents and $100.7 million in marketable securities as of September 30, 2003. The net increase in cash and cash equivalents in the quarter ended December 31, 2003, was due primarily to net income adjusted for non-cash expenses, the increase in accounts payable, the increase in accrued expenses, the proceeds from the sale of marketable securities, and the proceeds from the issuance of common stock. These sources of cash and cash equivalents were partially offset by the purchase of marketable securities, capital expenditures, the increase in accounts receivable, the decrease in deferred revenue, the increase in prepaid expenses and other current assets.

As of December 31, 2003, the Company’s principal commitments consisted of obligations under operating leases.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the fiscal quarter ended December 31, 2003, in the contractual obligations that we reported in the portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K.

Working Capital

Our working capital was $67.0 million at December 31, 2003 as compared to $68.4 million at September 30, 2003, a decrease of $1.4 million or 2.0%. The decrease in working capital was primarily the result of the $6.0 million decrease in cash and short-term investments, the $5.4 million increase in net accounts receivable, the $1.5 million increase in prepaid expenses and other current assets and the $2.7 million increase in accounts payable and accrued expenses.

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

On February 10, 2004, we announced that the filing of our Form 10-Q for the first quarter of fiscal year 2004 ended December 31, 2003 would also be delayed pending completion of our internal accounting inquiry and the restatement of our historical financial statements. We also announced that the Company and certain of our former and current officers and directors have been named in several lawsuits arising from the restatement announcement. These cases are still in their early stages and we intend to defend against them vigorously. See Part II, Item 1 “Legal Proceedings” for a description of this pending litigation.

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

MICROMUSE INC.

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

MICROMUSE INC.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 566 employees on December 31, 2003, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 44%, 48% and 48% of our total revenues in the three months ended December 31, 2003, fiscal 2003 and fiscal 2002, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 62%, 60% and 74% of our total revenues in the three months ended December 31, 2003, fiscal 2003 and fiscal 2002, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

MICROMUSE INC.

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

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 1 “Geographic and Segment Information” in Notes to Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

See Part II, Item 1 “Legal Proceedings” for a description of pending litigation relating to claims of infringement against us.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of December 31, 2003, we had approximately $61.7 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, NHI and Lumos. We regularly perform reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended September 30, 2003, the Company performed its goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

Future sales of our common stock may affect the market price of our common stock.

As of December 31, 2003, we had approximately 78.6 million shares of common stock outstanding, excluding approximately 15.1 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 2003, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All investments with three months or less to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 1.8%.

MICROMUSE INC.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, subject to and except for the discussion below and elsewhere in this Form 10-Q concerning the restatement of our financial statements, our company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following: implementation of a code of business conduct, revision of procedures to enhance accounting documentation, improved segregation of duties, and enhanced quarterly closing procedures. These and other changes relating to internal control over financial reporting are summarized further below.

We have described the restatement of our financial statements contained in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” and in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to our accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.

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

In connection with the evaluation described above, and in connection with the restatement of our financial statements as described under the Restatement of Financial Statements in Part I, Item 2, the Company has adopted and implemented numerous measures in connection with its ongoing process improvement, compliance and governance activities, some of which have been enhanced further or implemented in connection with the restatement process. Included among these changes are the following:

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

MICROMUSE INC.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. (“Aprisma”) filed a complaint against the Company in the U.S. District Court for the District of New Hampshire. The complaint alleges that the Company’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on the Company’s counsel on February 20, 2003. The Company filed its answer to the complaint on April 11, 2003, in which the Company alleged affirmative defenses of patent invalidity and non-infringement of the patents by the Company’s products, as well as other equitable defenses. The Company has also asserted counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability, including without limitation on the ground that Aprisma failed to disclose material prior art to the Patent Office. The parties are now completing discovery (the exchange of documents and the taking of depositions) and preparing for the court’s hearing on the legal scope of the patents’ claims. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and it will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

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

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company., and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Company has not yet responded to the complaints.

On January 15, 2004, the Securities & Exchange Commission notified the Company that it had initiated an informal inquiry regarding the Company. This inquiry is ongoing and the Company is cooperating fully. It is our understanding that it is customary for the SEC to undertake an informal inquiry of many announced accounting restatements. The detailed information contained in our most recent Form 10-K and this report relating to the restatement of financial statements has not been reviewed previously by the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.2	1997 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended (incorporated by reference from exhibit 10.2 in our Form 10-K for fiscal year 2003 as filed with the SEC on May 17, 2004).

31	Certifications of Principal Executive Officer and Chief Financial Officer of Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on October 29, 2003 to report information under Item 12 concerning Micromuse’s results of operations and financial condition for its fiscal quarter and year ended September 30, 2003.

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on December 30, 2003 to report information under Item 12 announcing a delay in the Company’s filing its Form 10-K for the year ended September 30, 2003.

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on December 31, 2003 to report information under Item 12 and include the transcript of a conference call held on December 30, 2003 by the Company.

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