Form 10-Q
period 2004-03-31
MICROMUSE INC
filed 2004-05-17
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

78,270,124 shares of Common Stock, $0.01 par value, were outstanding as of May 3, 2004

MICROMUSE INC.

		Page
Explanatory Note		3

PART I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003	4

	Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2003*	5

	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003*	6

	Notes to Condensed Consolidated Financial Statements	7

	*The Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2003 and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2003 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II - Other Information

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

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

MICROMUSE INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$119,592	$89,385
Short-term investments	16,095	33,196
Accounts receivable, net	17,182	13,439
Prepaid expenses and other current assets	8,822	6,269

Total current assets	161,691	142,289
Property and equipment, net	6,326	5,976
Long-term investments	59,486	67,529
Goodwill, net	50,956	49,032
Other intangible assets, net	9,768	12,861

	$288,227	$277,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,609	$6,849
Accrued expenses	25,738	20,387
Income taxes payable	6,366	6,368
Deferred revenue	44,473	40,327

Total current liabilities	81,186	73,931
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000 shares authorized no shares issued and outstanding
Common stock; $0.01 par value; 200,000 shares authorized; 78,670 and 78,544 shares outstanding as of March 31, 2004 and September 30, 2003, respectively	787	785
Additional paid-in capital	212,267	210,697
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,782)	(1,548)
Accumulated deficit	(1,574)	(3,521)

Total stockholders’ equity	207,041	203,756

	$288,227	$277,687

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Revenues:
License	$20,288	$18,534	$40,607	$32,157
Maintenance and services	17,997	13,582	34,867	27,362

Total revenues	38,285	32,116	75,474	59,519

Cost of revenues:
License	1,542	1,302	2,887	2,084
Maintenance and services	2,749	2,427	5,316	5,522
Amortization of developed technology	1,532	1,050	2,988	2,036

Total cost of revenues	5,823	4,779	11,191	9,642

Gross profit	32,462	27,337	64,283	49,877

Operating expenses:
Sales and marketing	15,809	16,446	31,485	31,397
Research and development	8,245	7,026	16,019	14,309
General and administrative	7,878	4,434	15,141	8,676
Stock based compensation	438	—	553	—
Amortization of other intangible assets	47	355	95	921
Restructuring costs	—	—	—	3,140

Total operating expenses	32,417	28,261	63,293	58,443

Income (loss) from operations	45	(924)	990	(8,566)
Other income, net	732	1,252	1,714	2,685

Income (loss) before income taxes	777	328	2,704	(5,881)
Income tax provision	218	552	757	1,043

Net income (loss)	$559	$(224)	$1,947	$(6,924)

Per share data:
Basic net income (loss)	$0.01	$0.00	$0.02	$(0.09)
Diluted net income (loss)	$0.01	$0.00	$0.02	$(0.09)
Weighted average shares used in computing:
Basic net income (loss) per share	78,670	75,744	78,645	75,490
Diluted net income (loss) per share	82,546	75,744	82,267	75,490

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended March 31,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$1,947	$(6,924)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,642	6,682
Purchased in process research & development	—	142
Non-cash stock-based compensation	553	—
Non-cash compensation expense related to restructuring	—	54
Tax benefit related to exercise of stock options	464	623
Accounts receivable, net	(3,743)	9,497
Prepaid expenses and other current assets	(2,554)	(1,213)
Accounts payable	(2,240)	1,888
Accrued expenses	5,351	(4,377)
Income taxes payable	(2)	40
Deferred revenue	4,146	11,469

Net cash provided by operating activities	9,564	17,881

Cash flows from investing activities:
Capital expenditures	(2,767)	(464)
Investment purchases	(103,837)	(54,073)
Investment sales	128,981	37,333
Acquisition of business, net of cash received	(425)	(1,196)
Repayment of long term debt assumed upon acquisition	—	(855)

Cash provided by (used in) investing activities	21,952	(19,255)

Cash flows from financing activities:
Proceeds from issuance of common stock	555	2,206

Net cash provided by financing activities	555	2,206

Effects of exchange rate changes on cash and cash equivalents	(1,864)	(782)

Net increase in cash and cash equivalents	30,207	50
Cash and cash equivalents at beginning of period	89,385	117,218

Cash and cash equivalents at end of period	$119,592	$117,268

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.5 million and $12.7 million for the quarter and the six month period ended March 31, 2004, respectively, and $5.5 million and $11.7 million for the quarter and the six month period ended March 31, 2003, respectively. The allocation rates applied to these department costs were 21% to cost of revenue, 74% to sales and marketing, and 5% to research and development in the quarter ended March 31, 2004; 21% to cost of revenue, 75% to sales and marketing, and 4% to research and development in the six month period ended March 31, 2004; 20% to cost of revenue, 75% to sales and marketing, and 5% to research and development in the quarter ended March 31, 2003; and 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the six month period ended March 31, 2003. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the quarter and six months ended March 31, 2003 were options to acquire 9.8 million and 14.1 million shares of common stock and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter and six months ended March 31, 2004, were options to acquire 9.3 million and 10.5 million shares of common stock, respectively because of the application of the treasury method to calculate fully diluted shares outstanding. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Numerator for basic and diluted net income (loss)	$559	$(224)	$1,947	$(6,924)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	78,670	75,744	78,645	75,490
Dilutive effect of:
Common stock options	3,772	—	3,518	—
Warrants	104	—	104	—

Denominator for diluted net income (loss) per share	82,546	75,744	82,267	75,490

MICROMUSE INC.

Concentration of Revenues

One third-party distributor customer accounted for approximately 17% of revenues for both the quarter and six months ended March 31, 2004, as compared to 46% and 34% in the same periods of the prior year. One end-user customer accounted for 33% and 18% of revenues for the quarter and six months ended March 31, 2003. No one end-user customer accounted for greater than 10% of revenues for the quarter and six months ended March 31, 2004.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $1.7 million and $1.2 million as of March 31, 2004 and September 30, 2003, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarter ended March 31, 2004, was $0.1 million, as compared to a loss of $0.1 million for the quarter ended March 31, 2003. Other comprehensive loss, net of tax, for the six months ended March 31, 2004 was $0.2 million and other comprehensive loss, net of tax, for the six months ended March 31, 2003, was $0.6 million.

Stock-Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on May 17, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in condensed consolidated statement of operations related to option grants. However, since certain employee stock options were modified during the quarter and six months, the Company accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, the Company recorded stock-based compensation expense of $0.4 million and $0.6 million for the quarter and six months ended March 31, 2004, respectively, since the current market price of the underlying stock exceeded the exercise price on the date the grants were modified.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net income (loss), as reported	$559	$(224)	$1,947	$(6,924)
Add: Stock based compensation expense, included in net income (loss)	438	—	553	54
Less: Stock based compensation determined under SFAS No.123	(6,947)	(9,177)	(14,325)	(18,112)

Net loss, pro-forma	$(5,950)	$(9,401)	$(11,825)	$(24,982)

Basic net income (loss) per share, as reported	$0.01	$0.00	$0.02	$(0.09)
Basic net loss per share, pro-forma	$(0.08)	$(0.12)	$(0.15)	$(0.33)
Diluted net income (loss) per share, as reported	$0.01	$0.00	$0.02	$(0.09)
Diluted net loss per share, pro-forma	$(0.08)	$(0.12)	$(0.15)	$(0.33)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Revenues:
United States	$23,354	$21,812	$41,949	$40,884
United Kingdom	5,360	2,872	9,079	5,072
Other international	9,571	7,432	24,446	13,563

Total	$38,285	$32,116	$75,474	$59,519

	March 31, 2004	September 30, 2003
Long - lived assets:
United States	$48,165	$50,637
International	18,885	17,232

Total	$67,050	$67,869

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of March 31, 2004 and September 30, 2003, the Company had unamortized goodwill of $51.0 million and $49.0 million, respectively. The movement in goodwill is due to foreign exchange fluctuations.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,410	$(15,000)	$9,410
Customer contracts	1,388	(1,249)	139
Trademarks	807	(588)	219
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,473	$(17,705)	$9,768

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,247	$(11,841)	$12,406
Customer contracts	1,283	(1,131)	152
Trademarks	807	(504)	303
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,205	$(14,344)	$12,861

MICROMUSE INC.

The total amortization expense related other intangible assets is set forth in the table below (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Developed technology	$1,532	$1,050	$2,988	$2,036
Customer contracts	6	238	13	694
Trademarks	41	42	82	84
Other intangible assets	—	75	—	143

Total amortization	$1,579	$1,405	$3,083	$2,957

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations
2004	$3,023
2005	3,740
2006	1,564
2007	1,392
2008	25
Thereafter	24

Total	$9,768

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

The net effect of all of the restatement adjustments is to decrease the Company’s net income by $1.2 million for the quarter ended March 31, 2003 and to increase the loss by $0.6 million for the six months ended March 31, 2003. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

The information contained in these Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the relevant information contained in that Form 10-K.

Note 3. Acquisitions

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating their capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company paid $2.6 million in cash and assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing, with the remainder payable in connection with certain earnouts in relation to revenue, development and employee retention goals, until the quarter ending December 31, 2003. The Company paid $1.6 million in earnouts and all earnouts were fully paid by the quarter ended March 31, 2004. The earnout payments primarily increase the amount of goodwill, except for amounts related to employee retention which are expensed. The debt assumed of $0.9 million was repaid shortly after acquisition. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

A summary of the allocation of the initial purchase price plus the earnouts is as follows (in millions):

Total liabilities, net	$(1.3)
Intangible assets:
In process research and development	0.1
Developed technology	1.2
Customer contracts	0.2
Goodwill	2.1
Other	0.3

Total intangible assets	3.9

Total	$2.6

MICROMUSE INC.

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

	Three months ended March 31, 2003	Six months ended March 31, 2003
	(As Restated)	(As Restated)
Revenues	$32,116	$60,371
Net income (loss)	$14	$(7,399)
Net income (loss) per share:
Basic	$0.00	$(0.10)
Diluted	$0.00	$(0.10)
Shares used in per share computation:
Basic	75,744	75,490
Diluted	75,744	75,490

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.7 million as of March 31, 2004 is expected to be paid by September 30, 2004.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of March 31, 2004, the remaining $0.8 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the six months ended March 31, 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total

Accrual balance at September 30, 2003	$1,643	$465	$451	$2,559
Restructuring charges	—	—	—	—
Cash paid during the three months ended December 31, 2003	(423)	(175)	(58)	(656)
Non-cash charges	(30)	—	—	(30)

Accrual balance at December 31, 2003	1,190	290	393	1,873
Restructuring charges	—	—	—	—
Amount utilized:
Cash paid during the three months ended March 31, 2004	(337)	—	(8)	(345)
Non-cash charges	(30)	—	17	(13)

Accrual balance at March 31, 2004	$823	$290	$402	$1,515

Note 5. Litigation

Refer to the Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004 for information related to its commitments and contingencies, which includes reference to several recent litigation matters filed against the Company.

MICROMUSE INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on May 17, 2004.

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

On January 29, 2004, the Audit Committee met with its independent legal counsel at which time the investigation’s findings and conclusions were presented. The Audit Committee approved those findings and conclusions that certain accruals for certain expenses were overstated in certain periods, understated in other periods and that adjustments were required in certain other areas. The Audit Committee has discussed with the Company’s independent accountants, KPMG LLP, the Committee’s findings and conclusions and the adjustments described below.

The Company has adopted and implemented a number of remedial measures that were recommended or identified in the course of the investigation. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

The net effect of all of the restatement adjustments is to decrease the Company’s net income by $1.2 million for the quarter ended March 31, 2003 and to increase the loss by $0.6 million for the six months ended March 31, 2003. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

In the first two quarters of fiscal 2004, the Company incurred an unanticipated increase in General and Administrative Expenses. This increase consisted initially of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements” in this section and in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report. This increase also includes unanticipated professional fees to our independent auditors in connection with the delayed completion of the audit of our financial statements included in our Form 10-K for fiscal year 2003, and the fees payable to an accounting firm (separate from the forensic accountants and independent auditors) that we retained to assume day-to-day responsibility for the restatement process in January 2004 and preparation of the Form 10-K and Forms 10-Q for the first two fiscal quarters of fiscal 2004. The Company estimates that accounting and legal fees associated with this investigation and related matters, including additional costs incident to the completion of the audit of the financial statements included in the Form 10-K, will be in the range of approximately $4.0 to $5.0 million.

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

Allocations of Technical Services Department Costs. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.5 million and $12.7 million for the quarter and the six month period ended March 31, 2004, respectively, and $5.5 million and $11.7 million for the quarter and the six month period ended March 31, 2003, respectively. The allocation rates applied to these department costs were 21% to cost of revenue, 74% to sales and marketing, and 5% to research and development in the quarter ended March 31, 2004; 21% to cost of revenue, 75% to sales and marketing, and 4% to research and development in the six month period ended March 31, 2004; 20% to cost of revenue, 75% to sales and marketing, and 5% to research and development in the quarter ended March 31, 2003; and 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the six month period ended March 31, 2003. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

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

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
As a Percentage of Total Revenues:
Revenues:
License	53.0%	57.7%	53.8%	54.0%
Maintenance and services	47.0%	42.3%	46.2%	46.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	4.0%	4.1%	3.8%	3.5%
Maintenance and services	7.2%	7.5%	7.0%	9.3%
Amortization of developed technology	4.0%	3.3%	4.0%	3.4%

Total cost of revenues	15.2%	14.9%	14.8%	16.2%

Gross profit	84.8%	85.1%	85.2%	83.8%

Operating expenses:
Sales and marketing	41.3%	51.2%	41.7%	52.8%
Research and development	21.5%	21.9%	21.2%	24.0%
General and administrative	20.6%	13.8%	20.1%	14.6%
Stock based compensation	1.1%	0.0%	0.8%	0.0%
Amortization of other intangible assets	0.1%	1.1%	0.1%	1.5%
Restructuring costs	0.0%	0.0%	0.0%	5.3%

Total operating expenses	84.6%	88.0%	83.9%	98.2%

Income (loss) from operations	0.2%	(2.9)%	1.3%	(14.4)%
Other income, net	1.9%	3.9%	2.3%	4.5%

Income (loss) before income taxes	2.1%	1.0%	3.6%	(9.9)%
Income tax provision	0.6%	1.7%	1.0%	1.7%

Net income (loss)	1.5%	(0.7)%	2.6%	(11.6)%

As a Percentage of Related Revenues:
Cost of license revenues	7.6%	7.0%	7.1%	6.5%
Cost of maintenance and services revenues	15.3%	17.9%	15.2%	20.2%

MICROMUSE INC.

Revenues.

Revenues increased to $38.3 million and $75.5 million in the quarter and six months ended March 31, 2004, from $32.1 million and $59.5 million in the comparable periods of the prior year. License revenues increased to $20.3 million and $40.6 million in the quarter and six months ended March 31, 2004, from $18.5 million and $32.2 million in the comparable periods of the prior year. The increase in license revenues was primarily due to the decreasing impact of the economic slowdown. Maintenance and services revenues increased to $18.0 million and $34.9 million in the quarter and six months ended March 31, 2004, from $13.6 million and $27.4 million in the comparable periods of the prior year. The increase in maintenance and services revenues was a result of the related increase in license revenue and the increase in the Company’s overall customer base. License revenues as a percentage of total revenues was 53.0% and 53.8% in the quarter and six months ended March 31, 2004, as compared to 57.7% and 54.0% in the comparable periods of the prior year.

Cost of Revenues.

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues was 7.6% and 7.1% in the quarter and six months ended March 31, 2004, as compared to 7.0% and 6.5% in the comparable periods of the prior year. The change is mainly due to a change in the mix of license revenue in the current quarter and six months ended March 31, 2004 that led to an increase in sales of licenses with related technology license fees. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 15.3% and 15.2% in the quarter and six months ended March 31, 2004, as compared to 17.9% and 20.2% in the comparable periods of the prior year. This improvement was principally due to a proportionally greater percentage of higher-margin maintenance revenues over services revenue in addition to economies of scale, and the decrease in headcount, facilities, and travel costs related to the Company’s previously announced restructuring.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI over two to six years. The increase in the quarter and six months ended March 31, 2004 as compared to the same periods of the prior year is due to the amortization of the core technology in connection with the acquisition of NHI in the quarter ended September 30, 2003.

Sales and Marketing Expenses.

Sales and marketing expenses decreased to $15.8 million and $31.5 million in the quarter and six months ended March 31, 2004, from $16.4 million and $31.4 million in the comparable periods of the prior year. This decrease was primarily due to a decrease in sales commission expense as a result of a high commission earned on one revenue deal in the quarter ended March 31, 2003. Sales and marketing expenses as a percentage of total revenues decreased to 41.3% and 41.7% in the quarter and six months ended March 31, 2004, as compared to 51.2% and 52.8% in the comparable periods of the prior year. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses.

Research and development expenses increased to $8.2 million and $16.0 million in the quarter and six months ended March 31, 2004, from $7.0 million and $14.3 million in the comparable periods of the prior year. The increase was primarily due to the increase in headcount as a result of the acquisition of NHI in the quarter ended September 30, 2003. Research and development costs as a percentage of total revenues increased to 21.5% and 21.2% in the quarter and six months ended March 31, 2004, as compared to 21.9% and 24.0% the comparable periods of the prior year. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses.

General and administrative expenses increased to $7.9 million and $15.1 million in the quarter and six months ended March 31, 2004, from $4.4 million and $8.7 million in the comparable periods of the prior year. The increase in general and administrative expenses is due to increased professional fees incurred by the Company in connection with various litigation actions, as detailed in Part II, Item 1 of this filing. In addition, the Company has incurred professional fees of $1.5 million and $3.5 million in the quarter and six months ended March 31, 2004 associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements”. General and administrative expenses as a percentage of revenues increased to 20.6% and 20.1% in the quarter and six months ended March 31, 2004, from 13.8% and 14.6% in the comparable periods of the prior year. Additional information relating to expense trends in fiscal 2004 is set forth under “Overview” above.

Stock based Compensation.

The company incurred stock based compensation charges of $0.4 million and $0.6 million in the quarter and six months ended March 31, 2004. These charges relate to modifications of awards of terminated employees who were not able to exercise their vested options due to the Company being unable to issue securities as a result of the Company’s late filings with the SEC.

Amortization of Goodwill and Other Intangible Assets.

Amortization of goodwill and other intangible assets decreased to $47 thousand and $0.1million in the quarter and six months ended March 31, 2004, from $0.4 million and $0.9 million in the comparable periods of the prior year. The charges reflect the amortization of intangible assets over estimated useful lives of six months to six years. The decrease was mainly due to the certain intangibles been no longer amortized as they have been fully amortized in prior periods.

MICROMUSE INC.

Restructuring Costs.

During the six months ended March 31, 2003, we incurred $3.1 million in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies and also Note 4 of Notes to Condensed Consolidated Financial Statements.)

Other Income, Net.

Other income decreased to $0.7 million and $1.7 million in the quarter and six months ended March 31, 2004, from $1.3 million and $2.7 million in the comparable periods of the prior year. This net decrease was due to the decline in interest rates over the past year and foreign exchange losses of $0.1 million for the quarter and gains of $0.1 million for the six months ended March 31, 2004.

Provision for Income Taxes.

Income taxes decreased to $0.2 million and $0.8 million in the quarter and six months ended March 31, 2004, from $0.6 million and $1.0 million in the comparable periods of the prior year. The decrease was mainly due to the related decline in taxable income and a decline in projected taxes in fiscal year 2004 from fiscal year 2003.

Liquidity and Capital Resources.

As of March 31, 2004, we had $119.6 million in cash and cash equivalents and $75.6 million in marketable securities, as compared to $89.4 million in cash and cash equivalents and $100.7 million in marketable securities as of September 30, 2003. The net increase in cash and cash equivalents in the six months ended March 31, 2004, was due primarily to net income adjusted for non-cash expenses, the increase in accrued expenses, the increase in deferred revenue, the proceeds from the issuance of common stock, and the sales of investments. These sources of cash and cash equivalents were partially offset by capital expenditures, the increase in accounts receivable, the increase in prepaid expenses and other current assets, the decrease in accounts payable, and the purchase of investments.

As of March 31, 2004, the Company’s principal commitments consisted of obligations under operating leases.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the quarter ended March 31, 2004, in the contractual obligations that we reported in this portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K.

Working Capital

Our working capital was $80.5 million at March 31, 2004 as compared to $68.4 million at September 30, 2003, an increase of $12.1 million or 17.7%. The increase in working capital was primarily the result of the $13.1 million increase in cash and short-term investments, the $3.7 million increase in net accounts receivable, the $4.1 million increase in deferred revenue and the $3.1 million increase in accounts payable and accrued expenses.

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

MICROMUSE INC.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 573 employees on September 30, 2003 to 555 employees on March 31, 2004, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 52%, 48% and 48% of our total revenues in the six months ended March 31, 2004, fiscal 2003, and 2002, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 62%, 60% and 74% of our total revenues in the six months ended March 31, 2004, fiscal 2003, and 2002, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

MICROMUSE INC.

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

Our products operate on third-party software platforms and we could lose market share if our products do not operate on the hardware plus software operating platforms employed by our customers. Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc., International Business Machines Corporation, Hewlett-Packard Company, Cabletron Systems, Inc. and Cisco Systems, Inc. and by vendors of relational database software, particularly Oracle Corporation and Sybase, Inc., could harm our business.

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

See Part I, Item 1 “Legal Proceedings” for a description of pending litigation relating to claims of infringement against us.

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

MICROMUSE INC.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of March 31, 2004, we had approximately $60.7 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended September 30, 2003, the Company performed its goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2004, we had approximately 78.7 million shares of common stock outstanding, excluding approximately 18.8 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

MICROMUSE INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2004, no hedging contracts were outstanding.

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

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following: recruitment of additional personnel in our finance department and enhancement of procedures implemented during the previous quarter as reported in Part I, Item 4 of our Form 10-Q for the fiscal quarter ended December 31, 2003. These and other changes relating to internal control over financial reporting are summarized further below.

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

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks preliminary and permanent injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on Micromuse’s counsel on February 20, 2003. Micromuse filed its answer to the complaint on April 11, 2003, in which Micromuse alleged affirmative defenses of patent invalidity and non-infringement of the patents by Micromuse’s products, as well as other equitable defenses. The answer also contains Micromuse’s counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability on the grounds that Aprisma failed to disclose material prior art to the Patent Office. Micromuse will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

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

MICROMUSE INC.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.14	Employment Agreement as of January 12, 2004, by and between Arun Oberoi and Micromuse Inc. (incorporated by reference from exhibit 10.14 in our Form 10-K for fiscal year 2003 as filed with the SEC on May 17, 2004).

10.15	Notice of Stock Option Grant and Stock Option Agreement dated as of February 9, 2004, by and between Lloyd A. Carney and Micromuse Inc. (incorporated by reference from exhibit 10.15 in our Form 10-K for fiscal year 2003 as filed with the SEC on May 17, 2004).

31	Certifications of Principal Executive Officer and Chief Financial Officer of Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer of Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on January 5, 2004 to report information under Item 12 relating to the Company’s delayed filing of its Form 10-K and request for a Nasdaq hearing.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on January 12, 2004, to report information under Item 5 announcing the appointment of Arun Oberoi as Executive Vice President of Global Sales and Technical Services.

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on February 10, 2004, to report information under Item 12 concerning our results of operations and financial condition for our fiscal quarter ended December 31, 2003, and related information

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on March 23, 2004 to report information under Item 12 concerning notice from Nasdaq relating to the delayed filing of the Company’s Form 10-Q for the quarter ended December 31, 2003.

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