Form 10-Q
period 2004-06-30
MICROMUSE INC
filed 2004-08-16
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

79,480,766 shares of Common Stock, $0.01 par value, were outstanding as of July 31, 2004

MICROMUSE INC.

		Page
Explanatory Note

PART I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003	4

	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003*	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003*	6

	Notes to Condensed Consolidated Financial Statements	7

*  The Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2003 and the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2003 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II - Other Information

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

EXPLANATORY NOTE

This Form 10-Q includes restated financial information for certain periods indicated below that ended prior to our fiscal year that began on October 1, 2003.

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

Certain information concerning the restatement relating to the periods included in this report is contained in Part I to this Form 10-Q in Item 1, Note 2 below to the Condensed Consolidated Financial Statements (Unaudited), Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4, “Controls and Procedures.” This information should be read in conjunction with relevant information in the Company’s most recent Form 10-K referred to above.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004 (Unaudited)	September 30, 2003 *
ASSETS
Current assets:
Cash and cash equivalents	$101,432	$89,385
Short-term investments	15,168	33,196
Accounts receivable, net	25,990	13,439
Prepaid expenses and other current assets	9,402	6,269

Total current assets	151,992	142,289
Property and equipment, net	5,966	5,976
Long-term investments	74,864	67,529
Goodwill, net	50,929	49,032
Other intangible assets, net	8,220	12,861

	$291,971	$277,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,741	$6,849
Accrued expenses	11,082	9,855
Accrued payroll	12,330	10,532
Income taxes payable	6,328	6,368
Deferred revenue	46,855	37,567

Total current liabilities	82,336	71,171
Deferred revenue, less current portion	2,261	2,760

Total liabilities	84,597	73,931

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 79,517 and 78,544 shares outstanding as of June 30, 2004 and September 30, 2003, respectively	795	785
Additional paid-in capital	214,873	210,697
Treasury stock	(2,657)	(2,657)
Accumulated other comprehensive loss	(1,577)	(1,548)
Accumulated deficit	(4,060)	(3,521)

Total stockholders’ equity	207,374	203,756

	$291,971	$277,687

*	September 30, 2003 balances are derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Revenues:
License	$17,690	$18,233	$58,297	$50,390
Maintenance and services	17,135	14,692	52,002	42,054

Total revenues	34,825	32,925	110,299	92,444

Cost of revenues:
License	1,468	1,251	4,355	3,335
Maintenance and services	3,140	2,593	8,456	8,115
Amortization of developed technology	1,527	1,053	4,515	3,089

Total cost of revenues	6,135	4,897	17,326	14,539

Gross profit	28,690	28,028	92,973	77,905

Operating expenses:
Sales and marketing	15,696	14,436	47,181	45,833
Research and development	8,102	7,417	24,121	21,726
General and administrative	6,684	3,947	18,528	12,623
Restatement costs	1,616	—	5,466	—
Amortization of other intangible assets	48	194	143	1,115
Restructuring costs	—	1,655	—	4,795

Total operating expenses	32,146	27,649	95,439	86,092

Income (loss) from operations	(3,456)	379	(2,466)	(8,187)
Other income, net	1,151	693	2,865	3,378

Income (loss) before income taxes	(2,305)	1,072	399	(4,809)
Income tax provision (benefit)	181	(144)	938	899

Net income (loss)	$(2,486)	$1,216	$(539)	$(5,708)

Per share data:
Basic net income (loss)	$(0.03)	$0.02	$(0.01)	$(0.07)
Diluted net income (loss)	$(0.03)	$0.02	$(0.01)	$(0.07)
Weighted average shares used in computing:
Basic net income (loss) per share	78,993	76,635	78,760	76,577
Diluted net income (loss) per share	78,993	80,087	78,760	76,577

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net loss	$(539)	$(5,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,576	9,178
Purchased in process research & development	—	142
Non-cash stock based compensation	553	54
Tax benefit related to exercise of stock options	464	427
Changes in assets and liabilities, net of acquired amounts:
Accounts receivable, net	(12,551)	11,088
Prepaid expenses and other current assets	(3,133)	(736)
Accounts payable	(1,108)	1,803
Accrued expenses	3,025	(3,714)
Income taxes payable	(40)	(479)
Deferred revenue	8,789	9,470

Net cash provided by operating activities	3,036	21,525

Cash flows from investing activities:
Capital expenditures	(2,862)	(836)
Investment purchases	(165,980)	(130,252)
Investment sales	176,672	77,370
Acquisition of business, net of cash received	(425)	(1,538)
Repayment of long term debt assumed upon acquisition	—	(855)

Cash provided by (used in) investing activities	7,405	(56,111)

Cash flows from financing activities:
Proceeds from issuance of common stock from options exercised	3,170	7,719

Net cash provided by financing activities	3,170	7,719

Effects of exchange rate changes on cash and cash equivalents	(1,564)	(1,380)

Net increase (decrease) in cash and cash equivalents	12,047	(28,247)
Cash and cash equivalents at beginning of period	89,385	117,218

Cash and cash equivalents at end of period	$101,432	$88,971

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

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current fiscal year or other future interim periods.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allocation of technical services department costs among expense categories, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.6 million and $19.3 million for the quarter and the nine month period ended June 30, 2004, respectively, and $5.7 million and $17.4 million for the quarter and the nine month period ended June 30, 2003, respectively. The allocation rates applied to these department costs were 21% to cost of revenue, 74% to sales and marketing, and 5% to research and development in the quarter and nine months ended June 30, 2004, 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in the quarter and nine months ended June 30, 2003. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted loss per share for the quarter ended June 30, 2004 and nine months ended June 30, 2004 and 2003 were options to acquire 13.5 million, 7.7 million and 12.4 million shares of common stock, respectively, and a warrant to acquire 54,321 shares of common stock at $5.42 per share because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter June 30, 2003, were options to acquire 3.7 million shares of common stock because of the application of the treasury stock method to calculate fully diluted shares outstanding. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Numerator for basic and diluted net income (loss)	$(2,486)	$1,216	$(539)	$(5,708)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	78,993	76,635	78,760	76,577
Dilutive effect of:
Common stock options	—	3,398	—	—
Warrants	—	54	—	—

Denominator for diluted net income (loss) per share	78,993	80,087	78,760	76,577

MICROMUSE INC.

Concentration of Revenues

One third-party distributor customer accounted for approximately 15% and 16% of revenues for both the quarter and nine months ended June 30, 2004, respectively, as compared to 19% and 29% in the same periods of the prior year. One end-user customer accounted for 13% of revenues for the nine months ended June 30, 2003. No one end-user customer accounted for greater than 10% of revenues for the quarters ended June 30, 2004 and 2003 and the nine months ended June 30, 2004.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $1.6 million and $1.2 million as of June 30, 2004 and September 30, 2003, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive gain, net of tax, for the quarter ended June 30, 2004, was $0.2 million, as compared to a gain of $0.1 million for the quarter ended June 30, 2003. Other comprehensive loss, net of tax, for the nine months ended June 30, 2004 was $29 thousand and other comprehensive loss, net of tax, for the nine months ended June 30, 2003, was $0.6 million.

Stock-Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on May 17, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in the condensed consolidated statement of operations related to option grants. However, since certain employee stock options were modified during the nine month period ended June 30, 2004, the Company accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, the Company recorded stock-based compensation expense of $0.6 million for the nine months ended June 30, 2004 and $0.1 million for the nine months ended June 30, 2003 since the current market price of the underlying stock exceeded the exercise price on the date the grants were modified.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As restated)		(As Restated)
Net income (loss), as reported	$(2,486)	$1,216	$(539)	$(5,708)
Add: Stock based compensation expense, included in net income (loss), net of tax	—	—	553	54
Less: Stock based compensation determined under SFAS No.123, net of tax	(7,129)	(7,371)	(21,454)	(25,483)

Net loss, pro-forma	$(9,615)	$(6,155)	$(21,440)	$(31,137)

Basic net income (loss) per share, as reported	$(0.03)	$0.02	$(0.01)	$(0.07)
Basic net loss per share, pro-forma	$(0.12)	$(0.08)	$(0.27)	$(0.41)
Diluted net income (loss) per share, as reported	$(0.03)	$0.02	$(0.01)	$(0.07)
Diluted net loss per share, pro-forma	$(0.12)	$(0.08)	$(0.27)	$(0.41)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in continental Europe and Asia Pacific. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Revenues:
United States	$19,348	$19,301	$61,297	$60,185
United Kingdom	5,597	2,892	14,676	7,964
Other international	9,880	10,732	34,326	24,295

Total	$34,825	$32,925	$110,299	$92,444

	June 30, 2004	September 30, 2003
Long lived assets:
United States	$45,980	$50,637
International	19,135	17,232

Total	$65,115	$67,869

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of June 30, 2004 and September 30, 2003, the Company had unamortized goodwill of $50.9 million and $49.0 million, respectively. The change in goodwill is due to foreign exchange fluctuations.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,437	$(16,527)	$7,910
Customer Contracts	1,388	(1,255)	133
Trademarks	807	(630)	177
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,500	$(19,280)	$8,220

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,247	$(11,841)	$12,406
Customer Contracts	1,283	(1,131)	152
Trademarks	807	(504)	303
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,205	$(14,344)	$12,861

MICROMUSE INC.

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Developed technology	$1,527	$1,053	$4,515	$3,089
Customer contracts	6	82	19	776
Trademarks	42	42	124	126
Other intangible assets	—	70	—	213

Total amortization	$1,575	$1,247	$4,658	$4,204

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations
2004	$1,446
2005	3,769
2006	1,564
2007	1,392
2008	26
Thereafter	23

Total	$8,220

Recently Issued Accounting Pronouncements

In April 2004, The Financial Accounting Standards Board (FASB) issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The adoption of FAS 129-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase the Company’s net income by $0.8 million for the quarter ended June 30, 2003 and to decrease the net loss by $0.2 million for the nine months ended June 30, 2003. The Company’s consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. The Company’s Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

The information contained in these Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the relevant information contained in that Form 10-K.

Note 3. Acquisitions

The Company did not execute any acquisitions during the quarter ended June 30, 2004.

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.7 million as of June 30, 2004 is expected to be paid by September 30, 2004.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of June 30,2004, the remaining $0.7 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the nine months ended June 30, 2004 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total
Accrual balance at September 30, 2003	$1,643	$465	$451	$2,559
Restructuring charges	—	—	—	—
Cash paid during the three months ended December 31, 2003	(423)	(175)	(58)	(656)
Non-cash charges	(30)	—	—	(30)

Accrual balance at December 31, 2003	1,190	290	393	1,873
Restructuring charges	—	—	—	—
Cash paid during the three months ended March 31, 2004	(337)	—	(8)	(345)
Non-cash charges	(30)	—	17	(13)

Accrual balance at March 31, 2004	823	290	402	1,515
Restructuring charges	—	—	—	—
Cash paid during the three months ended June 30, 2004	(34)	—	(9)	(43)
Non-cash charges	(75)	—		(75)

Accrual balance at June 30, 2004	$714	$290	$393	$1,397

Note 5. Litigation

In addition to the matters specifically listed in Part II, Item 1 Legal Proceedings, the Company is also subject to other pending or threatened litigation from time to time, including other cases now pending. The Company records liabilities based on claims for which management believes a loss is probable and for which management can reasonably estimate the amount and range of loss. Management of the Company is unable to make a reasonable estimate of the losses that could result from any of the pending proceedings due to the inherent unpredictability of litigation and the uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in these matters.

Note 6. Subsequent Event

On July 22, 2004, we announced a program under which the Company may repurchase up to 2,000,000 shares of its common stock over the next 12 months, of which 1,000,000 shares have already been acquired as of August 6, 2004 at a total cost of $4.5 million. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our stock, general business and market conditions, and other investment opportunities.

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

Restatement of Financial Statements

We have restated our consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the financial statements for those periods described above that have been included in our previous filings with the Securities and Exchange Commission in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.

Our Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement, in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Notes 2 and 11 of the Notes to Consolidated Financial Statements included in Item 8, and Item 9A, “Controls and Procedures.”

The information contained in this Form 10-Q should be read in conjunction with the relevant information contained in that Form 10-K. The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase our net income by $0.8 million for the quarter ended June 30, 2003 and to decrease the net loss by $0.2 million for the nine months ended June 30, 2003. Our consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above. Our Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on May 17, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

In the first three quarters of fiscal 2004, we incurred an unanticipated increase in General and Administrative Expenses. This increase consisted initially of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist in the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements” in this section and in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report. This increase also includes unanticipated professional fees to our independent auditors in connection with the delayed completion of the audit of our financial statements included in our Form 10-K for fiscal year 2003, and the fees to an accounting firm (separate from the forensic accountants and independent auditors) that we retained to assume day-to-day responsibility for the restatement process in January 2004 and preparation of the Form 10-K, Form 10-Q/A for the quarter ended June 30, 2003, and Forms 10-Q for the first two quarters of fiscal 2004. The accounting and legal fees associated with this investigation and related matters, including additional costs incident to the completion of the audit of the financial statements included in the Form 10-K, were $5.5 million for the nine month period ended June 30, 2004.

We also expect expenses for professional fees to increase during fiscal 2004 and perhaps beyond, as compared to prior periods, due to pending litigation, preparation for and compliance with internal control reports to be required in the future, and enhanced infrastructure. We currently estimate that professional service fees associated with pending litigation will be in the range of $4.0 to $5.0 million during fiscal 2004. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part II, Item 1 – “Legal Proceedings” for additional information on current legal proceedings.

Recent Events

On July 22, 2004, we announced a program under which the Company may repurchase up to 2,000,000 shares of its common stock over the next 12 months, of which 1,000,000 shares have already been acquired as of August 6, 2004 at a total cost of $4.5 million. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our stock, general business and market conditions, and other investment opportunities.

On July 22, 2004, we also announced that Andrew Del Matto has been appointed Chief Accounting Officer (in addition to his title as Vice President of Global Finance), and has been named as Mike Luetkemeyer’s successor as Chief Financial Officer. Mr. Luetkemeyer has served as Chief Financial Officer for three years and plans to step down at the end of the 2004 calendar year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allocation of technical services department costs among expense categories, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the critical accounting policies and estimates that are used in the preparation of our consolidated financial statements:

Revenue Recognition. Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that these elements are delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met - (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification from the OEM. Further, in the case of arrangements with resellers and certain OEM’s, evidence of sell-through to an end user is required as additional evidence that the arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEM’s is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	“ Fixed or determinable fee: We consider the fee to be fixed or determinable when normal payment terms exist and the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Allowance for Sales Returns. For customers having a right of return, we estimate future returns based on historical experience and other assumptions, to determine if an allowance is appropriate. To date, we have experienced an immaterial level of returns, and as a result, the Company’s allowance for returns has been insignificant. If historical data used to calculate the allowance for returns does not reflect actual future returns, additional provisions for returns may be needed and future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Restructuring-related Assessments. Our critical accounting policy and judgment as it relates to restructuring-related assessments in accordance with Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) includes our estimate of the loss related to facility costs and severance-related costs. To determine the facility costs, which is the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. This lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). In the quarter ended September 30, 2002, the fiscal 2002 restructuring plan resulted in the elimination of excess facilities. In the quarter ended June 30, 2003, as a result of a potential tenant terminating negotiations with us, an additional restructuring charge of $1.7 million was incurred on property leases relating to the fiscal 2002 restructuring plan. The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of our workforce by 117 employees and total restructuring charges of $3.1 million, relating to severance and employment related charges.

To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, health benefits and other termination costs as well as the estimated legal costs. Severance and employment-related charges for the fiscal 2002 and 2003 restructuring plans could be higher than we have estimated should there be additional arbitration and legal proceedings.

Legal contingencies. We are subject to various claims and legal actions arising in the ordinary course of business. When we believe in the likelihood that a loss has occurred and is probable and the amount of loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Currently, we have not accrued for a legal contingency. Although we currently believe that the outcome of outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business or results of operations for any actual losses that may be incurred.

Accrued Sales Commission Policy. We account for commission accruals and related expenses to reflect a liability in the period the obligation arose for the actual amounts to be paid, with the related expense being recorded in the period in which the related revenue was recognized. We calculate the total commission liability for all valid purchase orders or approved written contracts received in the period and adjust commission expense for purchase orders or approved written contracts not recognized as revenue in the period because they did not meet one or more of the revenue recognition requirements of SOP 97-2. Preparation of the sales commission accrual and expense includes certain estimates that could vary from actual results and impact the accuracy of the recorded accrual and expense.

Non-GAAP Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, write-off of in-process research and development, restructuring costs, costs of the restatement and related litigation, certain stock-based compensation, executive recruiting costs, and related income tax effects. We believe the disclosure of the non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
As a Percentage of Total Revenues:
Revenues:
License	50.8%	55.4%	52.9%	54.5%
Maintenance and services	49.2%	44.6%	47.1%	45.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	4.2%	3.8%	3.9%	3.6%
Maintenance and services	9.0%	7.9%	7.7%	8.8%
Amortization of developed technology	4.4%	3.2%	4.1%	3.3%

Total cost of revenues	17.6%	14.9%	15.7%	15.7%

Gross profit	82.4%	85.1%	84.3%	84.3%

Operating expenses:
Sales and marketing	45.1%	43.8%	42.8%	49.6%
Research and development	23.3%	22.5%	21.9%	23.5%
General and administrative	19.2%	12.0%	16.8%	13.7%
Restatement costs	4.6%	0.0%	5.0%	0.0%
Amortization of other intangible assets	0.1%	0.6%	0.1%	1.2%
Restructuring costs	0.0%	5.0%	0.0%	5.2%

Total operating expenses	92.3%	83.9%	86.6%	93.2%

Income (loss) from operations	(9.9)%	1.2%	(2.3)%	(8.9)%
Other income, net	3.3%	2.1%	2.6%	3.7%

Income (loss) before income taxes	(6.6)%	3.3%	0.3%	(5.2)%
Income tax provision (benefit)	0.5%	(0.4)%	0.8%	1.0%

Net income (loss)	(7.1)%	3.7%	(0.5)%	(6.2)%

As a Percentage of Related Revenues:
Cost of license revenues	8.3%	6.9%	7.5%	6.6%
Cost of maintenance and services revenues	18.3%	17.6%	16.3%	19.3%

MICROMUSE INC.

Revenues.

Revenues increased to $34.8 million and $110.3 million in the quarter and nine months ended June 30, 2004, from $32.9 million and $92.4 million in the comparable periods of the prior year. License revenues decreased to $17.7 million and increased to $58.3 million in the quarter and nine months ended June 30, 2004, from $18.2 million and $50.4 million in the comparable periods of the prior year. The decrease in license revenue for the three month period ending June 30, 2004 is due primarily to increased purchasing scrutiny in the enterprise sector. The increase in license revenues for the nine month period ending June 30, 2004 was primarily due to improvement in the global economy. Maintenance and services revenues increased to $17.1 million and $52.0 million in the quarter and nine months ended June 30, 2004, from $14.7 million and $42.1 million in the comparable periods of the prior year. The increase in maintenance and services revenues was the result of an increase in the renewable maintenance base and renewal of back maintenance contracts that had previously expired. License revenues as a percentage of total revenues was 50.8% and 52.9% in the quarter and nine months ended June 30, 2004, as compared to 55.4% and 54.5% in the comparable periods of the prior year.

Cost of Revenues.

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues was 8.3% and 7.5% in the quarter and nine months ended June 30, 2004, as compared to 6.9% and 6.6% in the comparable periods of the prior year. The change is mainly due to a change in the mix of license revenue in the current quarter and nine months ended June 30, 2004. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 18.3% and 16.3% in the quarter and nine months ended June 30, 2004, as compared to 17.6% and 19.3% in the comparable periods of the prior year. This increase for the quarter ended June 30, 2004 is principally due to additional headcount and travel expenses related to establishment of an educational services group to train our technical services employees and customers. The decrease in the nine months ended June 30, 2004 is primarily due to the increase in related revenue from a larger renewable maintenance base and renewal of back maintenance contracts mentioned in the Revenue section above.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI (Network Harmoni, Inc.) over two to six years. The increase in the quarter and nine months ended June 30, 2004 as compared to the same periods of the prior year is due to the amortization of the core technology in connection with the acquisition of NHI in the quarter ended September 30, 2003.

Sales and Marketing Expenses.

Sales and marketing expenses increased to $15.7 million and $47.2 million in the quarter and nine months ended June 30, 2004, from $14.4 million and $45.8 million in the comparable periods of the prior year. This increase was primarily due to an increase in sales compensation and travel expense related to increased headcount and an increase in the technical services department expenses allocated to sales and marketing. Sales and marketing expenses as a percentage of total revenues increased to 45.1% and decreased to 42.8% in the quarter and nine months ended June 30, 2004, as compared to 43.8% and 49.6% in the comparable periods of the prior year. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses.

Research and development expenses increased to $8.1 million and $24.1 million in the quarter and nine months ended June 30, 2004, from $7.4 million and $21.7 million in the comparable periods of the prior year. The increase was primarily due to the increase in headcount as a result of the acquisition of NHI in the quarter ended September 30, 2003. Research and development costs as a percentage of total revenues increased to 23.3% and decreased to 21.9% in the quarter and nine months ended June 30, 2004, as compared to 22.5% and 23.5% in the comparable periods of the prior year. The increase in headcount noted above resulted in the increase as a percentage of revenue for the three months ended June 30, 2004. The decrease for the nine months ended June 30, 2004 as a percentage of revenue is a result of increased revenue. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses and Restatement Costs.

General and administrative expenses increased to $6.7 million and $18.0 million in the quarter and nine months ended June 30, 2004, from $3.9 million and $12.6 million in the comparable periods of the prior year. The increase in general and administrative expenses is due to increased professional fees incurred by the Company in connection with various litigation matters described in Part II, Item 1 of this report. In addition, we have incurred professional fees of $1.6 million and $5.5 million in the quarter and nine months ended June 30, 2004 associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist in the investigation undertaken by the Audit Committee of the our Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements”. General and administrative expenses as a percentage of revenues increased to 19.2% and 16.3% in the quarter and nine months ended June 30, 2004, from 12.0% and 13.7% in the comparable periods of the prior year. Additional information relating to expense trends in fiscal 2004 is set forth under “Overview” above. We anticipate that our general and administrative expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Amortization of Goodwill and Other Intangible Assets.

Amortization of goodwill and other intangible assets decreased to $48 thousand and $0.1 million in the quarter and nine months ended June 30, 2004, from $0.2 million and $1.1 million in the comparable periods of the prior year. The charges reflect the amortization of intangible assets over estimated useful lives of six months to six years. The decrease was mainly due to certain intangibles that have fully amortized in prior periods.

Restructuring Costs.

During the nine months ended June 30, 2003, we incurred $4.8 million in restructuring costs. (See “Restructuring-related Assessment” under Critical Accounting Policies above and also Note 4 of Item 1 of Notes to Condensed Consolidated Financial Statements.)

Other Income, Net.

Other income, net increased to $1.2 million and decreased to $2.9 million in the quarter and nine months ended June 30, 2004, from $0.7 million and $3.4 million in the comparable periods of the prior year. This net increase was due primarily to foreign exchange gains of $0.6 million for the quarter and the net decrease of $0.5 million was due to the decline in interest rates for the nine months ended June 30, 2004.

Income Taxes Provision (Benefit).

Income taxes increased to $0.2 million and was unchanged at $0.9 million in the quarter and nine months ended June 30, 2004, from a benefit of $0.1 million and a charge of $0.9 million in the comparable periods of the prior year. The increase in taxes for the three month period ended June 30, 2004 over the comparable period of the prior year was due primarily to an interim period tax benefit recorded in the quarter ended June 30, 2003 due to decreased projected taxes for the fiscal year ended September 30, 2003. A comparable adjustment was not required for the three month period ended June 30, 2004.

Liquidity and Capital Resources.

As of June 30, 2004, we had $101.4 million in cash and cash equivalents and $90.0 million in marketable securities, as compared to $89.4 million in cash and cash equivalents and $100.7 million in marketable securities as of September 30, 2003. The net increase in cash and cash equivalents in the nine months ended June 30, 2004, was due primarily to the increase in accrued expenses, the increase in deferred revenue, the proceeds from the issuance of common stock, and the sales of marketable securities. These sources of cash and cash equivalents were partially offset by capital expenditures, investment purchases, the increase in accounts receivable, the increase in prepaid expenses and other current assets and the decrease in accounts payable.

As of June 30, 2004, our principal commitments consisted primarily of obligations under operating leases.

We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies or repurchase shares of our common stock. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. Refer to the “Recent Events” section under Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the repurchase of common stock.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the quarter ended June 30, 2004, in the contractual obligations that we reported in this portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K.

Working Capital

Our working capital was $69.7 million at June 30, 2004 as compared to $71.1 million at September 30, 2003, a decrease of $1.5 million or 2.1%. The decrease in working capital was primarily the result of the $6.0 million decrease in cash and short-term investments, the $12.6 million increase in net accounts receivable, the $3.1 million increase in prepaid expenses and other current assets, the $9.3 million increase in deferred revenue and the $1.9 million increase in accounts payable and accrued expenses.

Micromuse may use working capital to repurchase shares of our common stock under a stock repurchase program announced July 22, 2004, and described under “Recent Events” above in this Item 2.

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

On December 30, 2003, we also received a letter from the Nasdaq Staff indicating that we were not in compliance with Nasdaq listing standards as a result of the previously announced failure to timely file the Form 10-K for fiscal 2003. Following a hearing before a Nasdaq Listing Qualifications Panel, we received a letter indicating that our common shares would remain listed on Nasdaq if we filed the delinquent reports with the SEC by May 17, 2004, with which we timely complied. On May 20, 2004, the Nasdaq restored our trading symbol to “MUSE”. The Nasdaq panel decision also requires the Company to file timely with the SEC all periodic reports for all reporting periods ending on or before March 31, 2005. If the Company fails to do so, it will not be entitled to a new hearing on the matter and its securities may be immediately de-listed from the Nasdaq Stock Market. If there should be any other events of noncompliance with the Nasdaq listing standards other than required SEC filings, the Company would be entitled to notice of the deficiency and an opportunity to present a definitive plan to regain compliance.

We also announced that the Company and certain of our former and current officers and directors have been named in several lawsuits arising from the restatement announcement. These cases are still in their early stages and we intend to defend against them vigorously. See Part II, Item 1 “Legal Proceedings” for a description of this pending litigation.

Defending against existing and potential securities and class action litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that has placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 573 employees on September 30, 2003 to 555 employees on June 30, 2004, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 51%, 48% and 48% of our total revenues in the nine months ended June 30, 2004, fiscal 2003, and fiscal 2002, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 64%, 60% and 74% of our total revenues in the nine months ended June 30, 2004, fiscal 2003, and fiscal 2002, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

Subsequent to fiscal year 2003, the Company appointed Arun Oberoi as Executive Vice President, Global Sales and Technical Services.

On July 22, 2004, we also announced that Andrew Del Matto has been appointed Chief Accounting Officer (in addition to his title as Vice President of Global Finance), and has been named as Mike Luetkemeyer’s successor as Chief Financial Officer. Mr. Luetkemeyer has served as Chief Financial Officer for three years and plans to step down at the end of the 2004 calendar year.

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

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Credit Risk” in our Form 10-K, Note 1 of the Notes to Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 8 “Geographic and Segment Information” in Notes to Consolidated Financial Statements of our Form 10-K for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of June 30, 2004, we had approximately $59.1 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations. In the quarter ended September 30, 2003, the Company performed its goodwill impairment test required under SFAS No. 142 and concluded that no goodwill was impaired.

Future sales of our common stock may affect the market price of our common stock.

As of June 30, 2004, we had approximately 79.5 million shares of common stock outstanding, excluding approximately 18.8 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.58 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2004, no hedging contracts were outstanding.

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

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following: implementation of a code of business conduct, revision of procedures to enhance accounting documentation, improved segregation of duties, and enhanced quarterly closing procedures. These and other changes relating to internal control over financial reporting are summarized further below.

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

In connection with the evaluation described above, and in connection with the restatement of our financial statements as described under the Restatement of Financial Statements in Part I, Item 2, the Company has adopted and implemented numerous measures in connection with its ongoing process improvement, compliance and governance activities, some of which have been enhanced further or implemented in connection with the restatement process. Included among these changes are the following:

•	The Company implemented a Code of Business Conduct that includes a section entitled “Financial Code of Ethics for Employees with Financial Reporting Obligations.” This section contains specific ethical and related standards applicable to those with responsibilities for financial reporting and disclosure to investors and is applicable to our Chief Executive Officer, Chief Financial Officer, and other members of our finance team.

•	We have recruited personnel in our finance department with expertise in financial controls and reporting, including hiring a Vice President of Global Finance who has also been appointed Chief Accounting Officer and an Americas Controller. We have also approved the staffing of an internal audit function.

•	We have re-emphasized to finance employees their responsibility for appropriate journal entries that are properly documented, in particular relating to non-system generated journal entries.

•	We have revised procedures to enhance documentation procedures and to improve the segregation of duties in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support quarterly reported financial statements.

•	Regional controllers are expected to review and sign off on the reconciliation of all accrual accounts balances quarterly.

•	We have implemented an enhanced quarterly closing process including a formal closing meeting each quarter chaired by the Chief Financial Officer and including other appropriate finance staff.

•	We have identified the following additional enhancements that we intend to implement during the remainder of fiscal 2004: annual technical training for finance employees, improved systems processes intended to reduce manual journal entries, and implementation of a global purchase order system.

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

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and seek an unspecified amount of damages. The complaints assert causes of action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s decision to restate its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003 and the Company’s decision to adjust its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003. The Court has granted plaintiffs’ motion to consolidate those actions and name the law firm of Berman, DeValerio, Please, Tabacco, Burt & Pucillo as Lead Plaintiffs’ Counsel. Plaintiffs plan to file a consolidated amended complaint in accordance with the court-ordered schedule. The Company will respond to that consolidated amended complaint after it is filed. The Company intends to vigorously defend these lawsuits.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Company has not yet responded to the complaints. The Federal District Court has abstained from exercising jurisdiction over the federal derivative action and has remanded the action to the California Superior Court. Plaintiffs have appealed the Federal District Court’s ruling to the Ninth Circuit Court of Appeals.

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

The Company is also subject to other pending or threatened litigation from time to time in addition to the matters specifically listed above, including other cases now pending. When we believe in the likelihood that a loss has occurred and is probable and the amount of loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Currently, we have not accrued for a legal contingency.

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part I, Item 2 above. “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights” and “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business.”

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Micromuse did not repurchase shares of its common stock during the fiscal quarter ended June 30, 2004. On July 22, 2004, we announced a program under which Micromuse may repurchase up to 2,000,000 shares of its common stock over the next 12 months, of which 1,000,000 shares have already been acquired as of August 6, 2004 at a total cost of $4.5 million. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on June 23, 2004, in San Francisco, California. Of the 78,270,124 shares outstanding as of the record date, 72,139,382 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

Nominee	Votes for	Votes Withheld	Broker Non-Votes
John C. Bolger	69,426,868	2,712,514	-0-
Michael E.W. Jackson	68,055,214	4,084,168	-0-
Kathleen Wallman	68,057,989	4,081,393	-0-

(2) To ratify the Audit Committee’s appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2004.

Votes For:	67,665,845
Votes Against:	2,794,009
Votes Abstaining:	1,679,528
Broker Non-Votes:	0

Item 5. Other Information.

Not applicable.

MICROMUSE INC.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.3	1998 Employee Stock Purchase Plan, as amended filed herewith.

31	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Combined Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on April 27, 2004 to report information under Item 12 relating to the Company’s delayed filing of its Form 10-K and a granting by Nasdaq of Micromuse’s request for continued listing on the Nasdaq National Market.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Micromuse Inc. on April 27, 2004, to report information under Item 5 announcing the Company’s intent to hold its 2004 Annual meeting of Stockholders on June 23, 2004.

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on May 17, 2004, to report information under Item 12 concerning our results of operations and financial condition for our fiscal quarter ended March 31, 2004, and related information.

A current report on Form 8-K was furnished to the Securities and Exchange Commission by Micromuse Inc. on May 24, 2004 to report information under Item 12 concerning a conference call conducted on May 17, 2004 in follow-up to the press release issued earlier in the day.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

MICROMUSE INC.
(Registrant)

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ MICHAEL L. LUETKEMEYER
Michael L. Luetkemeyer Senior Vice President and Chief Financial Officer (Principal Financial Officer)