Form 10-K
period 2004-09-30
MICROMUSE INC
filed 2004-12-14
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on March 31, 2004, based upon the closing price of a share of the Registrant’s common stock as reported by the Nasdaq National Market on that date, was approximately $607.0 million. As of November 30, 2004, there were 78,689,671 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the annual meeting of stockholders scheduled to be held in San Francisco, California on February 3, 2005, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

MICROMUSE INC.

PART I

This document contains forward-looking statements that involve risks and uncertainties. Micromuse’s (“the Company’s”) actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition and risks identified in the Company’s Securities and Exchange Commission filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located at the end of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

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

We market and distribute to customers through our own sales force, OEMs, value-added resellers and systems integrators. For example, we currently have distribution agreements with Cisco Systems, IBM Global Services, Ericsson, Nortel, Alcatel, and Sun Microsystems. As of September 30, 2004, we had licensed our software to 1,780 customers operating in and serving a variety of industries. Micromuse customers include Cable & Wireless, Charles Schwab, Citigroup, Deutsche Telekom, Digex, Earthlink, Electronic Data Systems, GE Appliances, ITC^DeltaCom, J.P. Morgan Chase, T-Mobile, and Verizon.

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

The Micromuse website is http://www.micromuse.com.

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

Under Nasdaq listing standards, Micromuse may grant waivers of the Code of Business Conduct for directors and officers only if approved by the board of directors, and must make any such waivers along with the reasons for the waivers publicly available by filing a Form 8-K. Under SEC rules, Micromuse is required to file a Form 8-K to disclose any amendment of the code (other than non-substantive amendments) or any explicit or implicit waiver of the code (i.e., any material departure from the code) granted to the Chief Executive Officer, Chief Financial or Accounting Officer, controller or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, Micromuse intends to satisfy the requirement under SEC rules to disclose amendments and waivers of the code by timely posting this information on the Micromuse website under the corporate governance link indicated above. To the extent the Nasdaq rules do not permit this alternate means of disclosure allowed by SEC rules, Micromuse will file a Form 8-K to report waivers, if any.

All of the filings and governance documents available under the Investor Relations link on our website are free of charge.

Restatement of Financial Statements

The Company previously restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon. Please see our Annual Report on Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004 for additional information regarding the restatement and adjustments.

Business Developments

Changes in Executive Officers

On January 12, 2004, the Company announced the appointment of Arun Oberoi as Executive Vice President, Global Sales and Technical Services. See Item 10, “Directors and Executive Officers of the Registrant,” of this Form 10-K for a description of Mr. Oberoi’s business background.

On July 22, 2004, the Company named Andrew Del Matto as Chief Accounting Officer and announced that Mike Luetkemeyer, after serving three years as Chief Financial Officer, would leave the Company at the end of the 2004 calendar year. As announced in Micromuse’s Form 8-K filed September 3, 2004, Mr. Del Matto left

Micromuse to pursue other opportunities. Micromuse has appointed Ian Halifax as the Company’s Chief Financial Officer, starting January 17, 2005. Mr. Luetkemeyer will be staying on as Chief Financial Officer until Mr. Halifax joins the Company and will remain with the Company during the transition period.

On July 30, 2004, Michael Foster resigned as executive officer of the Company but will be staying on until the end of calendar 2004.

Effective September 30, 2004, James De Golia resigned as Senior Vice President and Secretary of the Company. On that same date, Nell O’Donnell was named as his successor with the title Senior Vice President and Corporate and Board Secretary.

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

Netcool/Precision Product Family

The Netcool/Precision™ product family is built on a flexible architecture designed specifically for modern networks. Utilizing its accurate topology and network connectivity information, Netcool/Precision monitors the network to locate and isolate network problems as they develop and reports these problems to network staff. This enables administrators to resolve problems fast, before they escalate into more serious outages that impact the availability and performance of critical business services.

Netcool/Precision for IP Networks™ (Netcool/PrecisionIP) automatically discovers IP networks, gathering topology data to deliver a complete picture of devices and layer 2 and layer 3 connectivity, including MPLS, ATM and Frame networks. It monitors all discovered elements for status and continually updates its database with new device information as the network changes. When network problems occur, Netcool/PrecisionIP analyzes events and identifies the root cause of the problem—significantly reducing the time it takes to isolate network faults. Fully integrated with the Netcool suite, Netcool/PrecisionIP delivers a complete picture of network connectivity, and quickly isolates the source of network downtime.

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

Realtime Active Dashboards (RAD) formerly known as Netcool/SLA Manager (Netcool/SLAM) delivers realtime service modeling and reporting, allowing you to model and monitor business services. From the top down, you can drill into services and view data from underlying infrastructure components that are used to support the business service. Its graphical views can be customized to provide a complete picture of business process, IT workflow and faults—calculating how services are performing relative to SLAs historically and in realtime.

Netcool RAD incorporates data from IT components that make up a service, including network devices such as routers and switches, wireless and broadband components, systems and applications. This information is correlated to measure service availability, performance and usage as well as the overall customer experience. By assimilating this information into a broader service model, Netcool RAD can show both IT and business executives an ‘at-a-glance’ view of service and application health as well as impending problems.

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

Sales and Marketing

We market our software and services primarily through our direct sales organization with United States offices in Chicago, Dallas, New York, San Francisco, and McLean, Virginia; and international offices in Australia, Austria, Brazil, China, France, Germany, Italy, Japan, the Netherlands, Poland, Singapore, Spain, and the United Kingdom, among other locations. Additionally, we have a growing channel consisting of OEMs, value-added resellers (VARs) and systems integrators.

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

International Operations

In part, because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software to end-users located outside of the United States (i.e., “international sales”) have historically comprised a significant portion of our total revenue. We attribute revenue from external customers to individual countries based on where the end user is located. International sales accounted for 51%, 39%, and 49% of total revenues in fiscal 2004, 2003 and 2002, respectively. A majority of these international sales were made to customers in the United Kingdom and Continental Europe. While we believe there are significant opportunities in Europe, we expect international revenues from Europe as a percentage of total revenues to decline in future periods as we more fully exploit opportunities in the United States and in the Pacific Rim. See “Risk Factors—Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.”

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

Customer Support

The customer support organization is responsible for providing ongoing technical and post sales support for our customers after implementation of the product. Based on feedback by customers, we believe that the quality and responsiveness of our customer support organization provides us with a significant competitive advantage. See “Risk Factors—We depend on our key personnel, and the loss of any of our key personnel could harm our business.”

For an annual maintenance fee, a customer will receive toll-free telephone, web, and email support, as well as certain new releases of our products. We offer two support packages to our customers: 8 hours a day, 5 days a week support or 24 hours a day, 7 days a week support. While support personnel generally answer the technical support calls and resolve most problems over the phone, we will deploy one of our technical support personnel in the event that an on-site visit is necessary. As our installed base of Netcool customers has grown, revenue from maintenance fees has grown. The failure to continue to grow maintenance revenue would have a material adverse impact on our business results and financial condition.

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

Our research and development organization spans the United States, United Kingdom and Australia and includes team members who have joined Micromuse through our acquisitions of Calvin Alexander Networking (“CAN”), NetOps, RiverSoft plc, Lumos Technologies Inc. and Network Harmoni (“NHI”). Research and development teams are organized around specific products and product families. These teams work closely with customers, product managers, technical service engineers, and salespeople to ensure that product specifications and enhancements are aligned to market requirements.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development for fiscal 2004, 2003, and 2002 were $31.4 million, $29.4 million, and $32.4 million, respectively. To date, our development efforts have not resulted in any capitalized software development costs.

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

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in our product shipments until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—Our efforts to protect our intellectual property may not be adequate, and third parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights” and “We rely on software that we have licensed from third-party developers to perform key functions in our products.”

Employees

As of September 30, 2004, we had 532 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

We believe that our future success will depend in large part on our ability to align our employee skills and population with market requirements, including our ability to retain and even attract highly skilled managerial, sales, technical services, customer support and product development personnel. We have at times experienced and continue to experience difficulty in retaining and recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in retaining such personnel. Failure to do so could materially adversely affect our business, operating results or financial condition. See “Risk Factors—Failure to align our employee base with our business may adversely affect our financial results”, “Risk Factors—Our restructuring of operations may not achieve the results we intend and may harm our business”, and “Risk Factors—We depend on our key personnel, and the loss of any of our key personnel could harm our business.”

Item 2.    Properties

Our headquarters are located in approximately 21,935 square feet of office space in San Francisco, California under a lease that expires in January 2008. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Boston, Chicago, Dallas, McLean, New York, Santa Monica, Beijing, Dusseldorf, Frankfurt, Hong Kong, Madrid, Paris, Perth, Russia, Sao Paulo, Shanghai, Singapore, Sydney, Taipei, Tokyo, Utrecht, Vienna and Warsaw. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3.    Legal Proceedings

On December 9, 2002, Aprisma Management Technologies, Inc. (“Aprisma”) filed a complaint against the Company in the U.S. District Court for the District of New Hampshire. The complaint alleges that the Company’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on the Company’s counsel on February 20, 2003. The Company filed its answer to the complaint on April 11, 2003, in which the Company alleged affirmative defenses of patent invalidity and non-infringement of the patents by the Company’s products, as well as other equitable defenses. The Company has also asserted counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability, including without limitation on the grounds that Aprisma failed to disclose material prior art to the Patent Office. The parties are now completing discovery (the exchange of documents and the taking of depositions) and have completed the first stage of the court’s hearing on the legal scope of the patents’ claims. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and it will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In response, the Company moved to: (i) dismiss the case or require Agilent to file a more definite statement of its claims; (ii) join HP as a necessary party; and (iii) transfer the case to the Southern District of New York, or in the alternative, to the Northern District of California. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York. On October 19, 2004, the Court granted Company’s motion for a more definitive statement and ordered Agilent to file an amended complaint with more specificity in its claims. The court denied the Company’s motions described in (i) and (ii) above, with leave to renew such motions once Agilent has filed an amended complaint. On November 12, 2004, Agilent filed its amended complaint and the Company filed its Answer on November 30, 2004. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and the Company intends to vigorously defend against the action.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. In July 2004, the District Court consolidated the various actions, named Massachusetts Laborer’s Pension Fund as lead plaintiff and appointed the law firm of Berman, DeValerio, Pease, Tabacco, Burt & Pucillo as lead plaintiff’s counsel. In September 2004, lead plaintiff Massachusetts Laborer’s Pension Fund filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock. The alleged class period is January 18, 2001 through May 18, 2004. The consolidated amended complaint seeks an unspecified amount of damages and asserts causes of action for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s restatement of its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003, and the Company’s adjustment of its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003, and the Company’s adjustment of preliminary financial information for the quarter ended December 31, 2003, as announced on February 10, 2004. On November 8, 2004, the Company and the other defendants moved to dismiss the consolidated amended complaint.

Between February 2, 2004, and March 16, 2004, certain shareholders, purporting to act on the Company’s behalf, filed three derivative actions in the Superior Court of California in and for the County of San Francisco against the Company as a nominal defendant and certain of its current and former officers and directors as defendants. In April 2004, the California court consolidated the actions and appointed the law firm of Robbins, Umeda & Fink as lead plaintiffs’ counsel in those actions. Plaintiffs filed a consolidated complaint in June 2004. The complaint generally alleges that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. On November 15, 2004, the Company and the other defendants demurred to the consolidated complaint.

On March 3, 2004, certain shareholders, purporting to act on the Company’s behalf, filed a derivative action in the District Court for the Northern District of California against the Company as a nominal defendant and certain of its current and former officers and directors as defendants. Due to the similarities between this action and the derivative actions filed in California Superior Court, the District Court in July 2004 abstained from exercising jurisdiction and dismissed the action. Plaintiff filed a notice of appeal and the Ninth Circuit has set a briefing schedule for the appeal. No date for argument of the appeal has been set.

On January 15, 2004, the Securities & Exchange Commission notified the Company that it had initiated an informal inquiry regarding the circumstances leading up to the restatement of the Company’s consolidated financial statements. This inquiry is ongoing and the Company is cooperating fully. It is our understanding that it is customary for the SEC to undertake an informal inquiry of many announced accounting restatements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market under our trading symbol “MUSE”. The following table sets forth for the quarterly periods indicated the high and low sales prices of the common stock for the last two fiscal years:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
September 30	$6.74	$3.37	$10.09	$6.60
June 30	8.60	3.95	10.00	4.80
March 31	10.55	6.50	6.41	3.67
December 31	10.40	6.04	5.00	1.37

On November 30, 2004, the closing price of the common stock on the Nasdaq National Market was $5.26 per share. As of November 30, 2004, there were approximately 129 holders of record of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 2004, 2003, or 2002 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2004 to July 31, 2004	339,500	$4.45	339,500
August 1, 2004 to August 31, 2004	660,500	$4.45	660,500
September 1, 2004 to September 30, 2004	—	—	—
Total	1,000,000	$4.45	1,000,000	1,000,000

(1)	On July 22, 2004, Micromuse announced a program under which it may repurchase up to 2,000,000 shares of its common stock over the subsequent 12 months. Purchases may be made from time to time in the open market, until the close of business on July 20, 2005, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

On May 13, 2004, Micromuse’s Board of Directors approved the termination of any and all previously approved common stock repurchase programs authorized by the Board of Directors, thereby terminating the 2001 program (see Item 8, Note 5 of the Notes to the Consolidated Financial Statements).

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2004, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Year ended September 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Revenues:
License	$75,996	$67,156	$78,795	$148,362	$90,763
Maintenance and services	70,581	58,995	60,587	64,215	32,770

Total revenues	146,577	126,151	139,382	212,577	123,533
Cost of revenues:
License	5,203	4,520	6,535	8,034	4,998
Maintenance and services	11,983	10,567	14,444	23,705	15,554
Amortization of developed technology	5,908	4,313	3,275	3,158	1,264

Total cost of revenues	23,094	19,400	24,254	34,897	21,816

Gross profit	123,483	106,751	115,128	177,680	101,717

Operating expenses	121,300	112,726	135,079	153,033	101,219

Income (loss) from operations	2,183	(5,975)	(19,951)	24,647	498
Interest and other income, net	3,847	4,565	5,810	6,959	5,163
Provision for income taxes	(1,642)	(372)	(2,572)	(9,899)	(8,508)

Net income (loss)	$4,388	$(1,782)	$(16,713)	$21,707	$(2,847)

Per share data:
Basic net income (loss) per share	$0.06	$(0.02)	$(0.22)	$0.30	$(0.04)
Diluted net income (loss) per share	$0.05	$(0.02)	$(0.22)	$0.28	$(0.04)

Weighted average shares used in computing :
Basic net income (loss) per share	79,024	76,381	74,551	72,500	68,586
Diluted net income (loss) per share	81,502	76,381	74,551	78,758	68,586

Consolidated Balance Sheets Data:

	As of September 30,
	2004	2003	2002	2001	2000
	(In thousands)
Cash and cash equivalents	$90,781	$89,385	$117,218	$138,261	$83,679
Working capital	$71,981	$70,906	$114,173	$128,518	$96,724
Total assets	$284,353	$277,687	$261,637	$273,655	$197,011
Retained earnings (accumulated deficit)	$867	$(3,521)	$(1,739)	$14,974	$(6,733)
Total stockholders’ equity	$209,267	$203,756	$192,625	$200,834	$152,724

Quarterly Financial Data:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)
Fiscal 2004:
Revenues	$36,278	$34,825	$38,285	$37,189
Gross profit	$30,510	$28,690	$32,462	$31,821
Income (loss) from operations	$4,649	$(3,456)	$45	$945
Net income (loss)	$4,927	$(2,486)	$559	$1,388
Basic net income (loss) per share	$0.06	$(0.03)	$0.01	$0.02
Diluted net income (loss) per share	$0.06	$(0.03)	$0.01	$0.02

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2003:
Revenues	$33,707	$32,925	$32,116	$27,403
Gross profit	$28,846	$28,028	$27,337	$22,540
Income (loss) from operations	$2,212	$379	$(924)	$(7,642)
Net income (loss)	$3,926	$1,216	$(224)	$(6,700)
Basic net income (loss) per share	$0.05	$0.02	$0.00	$(0.09)
Diluted net income (loss) per share	$0.05	$0.02	$0.00	$(0.09)

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

Restatement of Financial Statements

The Company previously restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s filings with the Securities and Exchange Commission or in announcements prior to our Form 10-K and Forms 10-Q filed on May 17, 2004 (and press release issued on that date) should not be relied upon. Please see our Annual Report on Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004, and our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2003, as filed on May 17, 2004, for additional information regarding the restatement and adjustments.

The net effect of all of the restatement adjustments was to decrease the Company’s net loss by $2.3 million in fiscal year 2003, to decrease the Company’s net loss by $964 thousand in fiscal year 2002, and to increase the Company’s net income by $438 thousand in fiscal year 2001. The Company’s consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

Overview

Micromuse Inc. develops, markets and supports a family of scalable, highly configurable, rapidly deployable software solutions that enable fault management and service assurance—the effective monitoring and management of multiple elements underlying an Information Technology infrastructure, including network devices, computing systems and applications, and the mapping of these elements to the business services they impact. The Company was founded in 1989 and subsequently developed our Netcool/OMNIbus software, which we began shipping in January 1995. The Company continues to develop and enhance our Netcool family of products with more than 60 new products, product enhancements and integrations occurring during the fiscal year ended September 30, 2004. All of our revenues continue to be derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool-related revenues will continue to account for all or substantially all of our revenues for the foreseeable future. As a result, our future operating results are dependent upon continued market acceptance of our Netcool products and enhancements thereto.

As of September 30, 2004, we had licensed our Netcool products to approximately 1,780 customers worldwide in comparison to approximately 1,600 customers in fiscal year 2003. This increase reflects the continued growth in customers in the enterprise sector, which generated 36% of total revenue in the fiscal year ended September 30, 2004, compared with 40% in the fiscal year ended September 30, 2003 and new customer growth in emerging geographical markets. We license our software through our direct sales force, OEMs and value-added resellers. Revenues from OEMs and resellers combined accounted for approximately 46%, 48% and 48% of our total license revenues for fiscal 2004, 2003 and 2002, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

Revenue increased by $20.4 million or 16% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the growth of revenues in certain international markets which increased by 51% compared to fiscal 2003, as well as due to an increasing impact of the economic recovery and a return to stability in the telecommunications sector. The decrease in revenue in fiscal 2003 and 2002 was primarily attributable to the economic slowdown that limited the overall capital spending of existing and potential customers especially in the telecommunications market. Our ability to achieve significant additional revenue growth and increased profitability in the future will depend substantially on our success in establishing an appropriate strategy to meet ongoing general economic and individual market conditions, increased diversification across market sectors, and increased market penetration in emerging growth markets such as Central and Eastern Europe and the Asia Pacific region.

Operating expenses in fiscal 2004 increased by $8.6 million or 8% compared to fiscal 2003. This increase was caused primarily by professional fees and costs of $5.6 million relating to the restatement described above under “Restatement of Financial Statements” in this section. This increase also includes $3.5 million of additional professional service fees associated with pending litigation not associated with the restatement in fiscal 2004 as compared to fiscal 2003 and a $4.3 million increase in G&A, offset by a $4.8 million decrease in restructuring costs. Operating expenses in fiscal 2003 decreased from fiscal 2002 primarily due to reductions in headcount.

We expect significant expenses for professional fees to continue during fiscal 2005 and perhaps beyond due to pending litigation. We currently estimate that professional service fees associated with pending litigation will be in the range of $5 million to $6 million during fiscal 2005. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part I, Item 3—“Legal Proceedings” for additional information on current legal proceedings. We also expect significant increases in operating expenses related to the implementation of the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We currently estimate that professional service fees associated with the implementation of Section 404 will be in the range of $1.0 million to $1.5 million during fiscal 2005.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco,

California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. The increase in revenue in fiscal 2004 was impacted positively by exchange rates, primarily the strengthening British Pound, by approximately $3 million. This was offset by the impact of the same exchange rates on expenses, with the net impact in fiscal 2004 being insignificant to the operations. For the fiscal years ended September 30, 2004, 2003 and 2002, license, maintenance and service revenues from customers located outside of the United States accounted for 51%, 39% and 49% of our total revenues, respectively. See Note 8 “Geographic and Segment Information” of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

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

We believe the following are the critical accounting policies and estimates that are used in the preparation of the consolidated financial statements:

Revenue Recognition.    Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that these elements are delivered.

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

Restructuring-related Assessments.    Our critical accounting policy and judgment as it relates to restructuring-related assessments in accordance with Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) and SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities includes our estimate of the loss related to facility costs and severance-related costs. To determine the facility costs, which are the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sub-lease terms, and (3) sub-lease rates, including common area charges. This lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sub-lease and actual sub-lease rates). In the quarter ended September 30, 2002, the fiscal 2002 restructuring plan resulted in the elimination of excess facilities. In the quarter ended June 30, 2003, as a result of a potential tenant terminating negotiations with us, an additional restructuring charge of $1.7 million was incurred on property leases relating to the fiscal 2002 restructuring plan. The fiscal 2003 restructuring plan, which was announced during the quarter ended December 31, 2002, resulted in a decrease of the Company’s workforce by 117 employees and total restructuring charges of $3.1 million, relating to severance and employment related charges.

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

Accrued Commission Policy.    The Company accounts for commission accruals and related expenses to reflect a liability in the period the obligation arose for the actual amounts to be paid, with the related expense being recorded in the period in which the related revenue was recognized. The Company calculates the total commission liability for all valid purchase orders or approved written contracts received in the period and adjusts the expense for purchase orders or approved written contracts not recognized as revenue in the period because they did not meet one or more of the revenue recognition requirements of SOP 97-2.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

	Year ended September 30,
	2004	2003	2002
As a Percentage of Total Revenues:
Revenues:
License	51.8%	53.2%	56.5%
Maintenance and services	48.2%	46.8%	43.5%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
License	3.5%	3.6%	4.7%
Maintenance and services	8.2%	8.4%	10.4%
Amortization of developed technology	4.0%	3.4%	2.3%

Total cost of revenues	15.7%	15.4%	17.4%

Gross profit	84.3%	84.6%	82.6%

Operating expenses:
Sales and marketing	40.4%	47.8%	52.3%
Research and development	21.4%	23.2%	23.3%
General and administrative	17.0%	13.5%	12.4%
Restatement and related costs	3.9%	—	—
Amortization of goodwill and other intangible assets	0.1%	1.0%	5.9%
Restructuring costs	—	3.8%	3.1%

Total operating expenses	82.8%	89.3%	97.0%

Income (loss) from operations	1.5%	(4.7)%	(14.4)%
Interest and other income, net	2.6%	3.6%	4.2%

Income (loss) before provision for income taxes	4.1%	(1.1)%	(10.2)%
Provision for income taxes	1.1%	0.3%	1.9%

Net income (loss)	3.0%	(1.4)%	(12.1)%

As a Percentage of Related Revenues:
Cost of license revenues	6.8%	6.7%	8.3%
Cost of maintenance and services revenues	17.0%	17.9%	23.8%

Revenues

Total revenues were $146.6 million, $126.2 million and $139.4 million in fiscal 2004, 2003 and 2002, respectively. License revenues were $76.0 million, $67.2 million and $78.8 million in fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 quarterly total revenue was $36.3 million, $34.8 million, $38.3 million and $37.2 million for the 4th quarter, 3rd quarter, 2nd quarter and 1st quarter, respectively compared to fiscal 2003 quarterly total revenue of $33.7 million, $32.9 million, $32.1 million, and $27.4 million for the 4th quarter, 3rd quarter, 2nd quarter, and 1st quarter, respectively. This quarterly revenue growth in fiscal 2004 compared to fiscal 2003 was primarily attributable to an increasing impact of the economic recovery and a return to stability in the telecommunications sector, and the related growth in our customer base to approximately 1,780 customers in fiscal 2004 from approximately 1,600 in fiscal 2003. The telecommunications and ISP sector generated 64% of fiscal 2004 revenue, as compared to 60% in fiscal 2003. The increase in customers reflects the continued growth in new customers in the enterprise sector, which generated 36% of total revenue in the fiscal year ended September 30, 2004, compared with 40% in the fiscal year ended September 30, 2003 and customer growth in emerging geographical markets including Central and Eastern Europe and Asia Pacific.

Maintenance and service revenues were $70.6 million, $59.0 million and $60.6 million in fiscal 2004, 2003 and 2002 respectively. The increase in maintenance and services revenue in fiscal 2004 is primarily the result of providing maintenance and services to a larger installed customer base. The decrease in maintenance and service revenue in fiscal 2003 was primarily a result of lower services revenue primarily as a result of our resellers providing increased consulting services directly to the end users of our software. The percentage of our total revenues attributable to licensing our software was 52%, 53% and 57% fiscal 2004, 2003 and 2002, respectively. Maintenance and services revenues accounted for 48%, 47% and 43% in fiscal 2004, 2003 and 2002, respectively.

Revenues from U.S. operations were 49%, 61% and 51% of total revenues in fiscal 2004, 2003 and 2002, respectively. International revenues include all revenues other than those from the United States and are based on location of the customer. See Note 8 of the Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 61%, 60% and 74% of our total license revenues in fiscal 2004, 2003 and 2002, respectively. Also, one third-party distributor, Cisco Systems, Inc, accounted for approximately 19%, 24% and 16% of revenues in fiscal 2004, 2003 and 2002, respectively. No one end user accounted for more than 10% of total revenue for fiscal 2004, 2003 and 2002.

Cost of Revenue

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of software media, packaging and production. Cost of license revenues as a percentage of license revenues were 6.8%, 6.7% and 8.3% in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 cost of license as compared to fiscal 2003 has remained constant as a percentage of revenue. The decrease in fiscal 2003 over the year 2002 was primarily due to the re-negotiation of an expired time based royalty contract.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues decreased as a percentage of maintenance and service revenues to 17.0% in fiscal 2004, and 17.9% in fiscal 2003 and from 23.8% in fiscal 2002. The improvements in fiscal 2004 over fiscal 2003 and in fiscal 2003 over fiscal 2002 were principally due to a proportionally greater percentage of higher-margin maintenance revenues as compared to services revenue.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI over two to six years. The increase in each of the fiscal years is due to additional acquisitions in the preceding fiscal year.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses were $59.3 million, $60.3 million and $72.9 million in fiscal 2004, 2003 and 2002, respectively. Sales and marketing expense decreased $1.0 million in fiscal 2004 compared to fiscal 2003 due to a decrease of $2.9 million in sales compensation, of which $1.3 million resulted from the expiration of a contract for which sales commission had previously been accrued, with the remaining compensation decrease due to a 9% headcount reduction offset by increased travel costs of $0.8 million, facility costs of $0.7 million and marketing costs of $0.2 million. The decrease in fiscal 2003 from fiscal 2002 was mainly a result of lower sales commissions on revenues that declined 9% and 34% in fiscal 2003 and 2002 respectively, and also decreasing personnel related costs resulting from the reduction in sales and marketing headcount of 23% and 17% in fiscal 2003 and 2002 respectively. Sales and marketing expenses represented 40.4%, 47.8% and 52.3% of total revenues in fiscal 2004, 2003 and 2002, respectively. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expense

Research and development expenses consist primarily of salaries and other personnel-related expenses and the costs of computer systems and software development tools. Research and development expenses were $31.4 million, $29.4 million and $32.4 million in fiscal 2004, 2003 and 2002, respectively. The increase in fiscal 2004 as compared to fiscal 2003 is attributable to staffing the research and development department established in Asia Pacific at the end of 2003. The decrease in fiscal 2003 from fiscal 2002 was primarily due to decreased personnel related costs as a result of reductions in headcount. Research and development expenses represented 21.4%, 23.2% and 23.3% of total revenues in fiscal year 2004, 2003, and 2002, respectively. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems, legal and human resources, as well as professional fees, other general corporate expenses and bad debt expense. General and administrative expenses were $24.8 million, $17.0 million and $17.2 million in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 increase is attributable primarily to an increase of $3.5 million of professional service fees associated with pending litigation in fiscal 2004 as compared to fiscal 2003. In addition, the increase is attributable to costs associated with additional accounting, audit and tax fees subsequent to the restatement in the amount of $1.1 million, increased salary and recruiting fees of $2.5 million, and an increase in facility costs of $0.4 million. The decrease in fiscal 2003 compared to fiscal 2002 is a result of a net reduction in the bad debt reserve requirement due to an improvement in the accounts receivable aging profile offset by increases in professional fees. We anticipate that our general and administrative expenses in the coming year will increase in absolute dollars, due to ongoing litigation and ongoing Section 404 implementation costs, and will vary as a percentage of revenues.

Restatement and Related Costs

Restatement and related costs consists of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent auditors to assist with the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement of financial statements described above under “Restatement of Financial Statements” in this section. This increase also includes unanticipated professional fees to our independent auditors in connection with the delayed completion of the audit of our financial statements for fiscal year 2003, and the fees payable to an accounting firm (separate from the forensic accountants and independent auditors) that we retained to assume day-to-day responsibility for the restatement process from January 2004 to May 2004 including assistance in the preparation of our fiscal year 2003 Form 10-K and Forms 10-Q for the first two fiscal quarters of fiscal 2004. The Company incurred $5.6 million in total accounting and legal fees associated with this investigation and related matters in fiscal 2004.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets result from the acquisition of CAN, NetOps, RiverSoft, Lumos and NHI.

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

Amortization of goodwill and other intangible assets relating to our acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI was $0.2 million, $1.2 million and $8.2 million for fiscal 2004, 2003 and 2002, respectively. The charges reflect the amortization of the goodwill and other intangible assets over estimated useful lives of six months to six years. The decrease in fiscal 2004 from 2003 is mainly due to certain intangibles that have been fully amortized in prior periods. The decrease in fiscal 2003 from fiscal 2002 was mainly due to the adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization was $0.0 million, $0.0 million and $7.2 million for fiscal 2004, 2003 and 2002, respectively. The amortization of other intangible assets was $0.2 million, $1.2 million and $1.0 million in fiscal 2004, 2003 and 2002 respectively. (See Item 8, Notes 1 and 4 of the Notes to Consolidated Financial Statements.)

Restructuring Costs

During the fiscal year ended September 30, 2003 and 2002, we incurred $4.8 million and $4.4 million, respectively, in restructuring costs. (See Restructuring related assessment under Critical Accounting Policies and also Item 8, Note 10 of the Notes to Consolidated Financial Statements.)

Interest and Other Income, net

Interest and other income predominately relates to the interest earned from our holdings of cash equivalents and investments. Interest and other income was $3.8 million, $4.6 million and $5.8 million in fiscal 2004, 2003 and 2002, respectively. The continued decrease in each fiscal year was primarily due to decreases in interest rates.

Provision for Income Taxes

The provision for income taxes was $1.6 million, $0.4 million and $2.6 million for fiscal 2004, 2003 and 2002, respectively. The increase in fiscal 2004 from fiscal 2003 was mainly as a result of increased taxable income. The decrease in fiscal 2003 from fiscal 2002 was mainly a result of declining taxable income. Although, in fiscal 2003 and 2002, we had a loss before income tax, we had a tax expense as we had taxable income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions. (See Item 8, Note 6, “Provision for Income Taxes” of the Notes to Consolidated Financial Statements for NOL carryforward and other income tax details).

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 were effective for Micromuse’s fourth quarter of fiscal 2004. We do not expect the adoption of EITF 03-01 to have a material affect on our results of operations and financial condition. The Company has complied with the quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 for the fiscal year ended September 30, 2004.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We have completed our review of the requirements of FIN 46 and as a result of our review; no entities were identified requiring disclosure or consolidation under FIN 46.

Liquidity and Capital Resources

As of September 30, 2004, we had $90.8 million in cash and cash equivalents and $102.8 million in marketable securities, as compared to $89.4 million in cash and cash equivalents and $100.7 million in marketable securities as of September 30, 2003. The net increase in cash and cash equivalents and marketable securities for fiscal 2004 was due primarily to cash provided by operating activities of $8.4 million and proceeds from issuance of common stock of $4.4 million. These sources of cash and cash equivalents and marketable securities were partially offset by capital expenditures of $3.2 million, net purchases of marketable securities of $2.1 million and open market purchases of our stock of $4.5 million under our previously announced stock repurchase program. The most significant adjustments to reconcile net income to net cash provided by operating activities were depreciation and amortization expenses of $9.8 million, the increase in net accounts receivables of $6.5 million which was primarily the result of increased revenue in fiscal 2004 compared to fiscal 2003, the net increase in prepaid expenses and other current assets of $2.6 million which was primarily as a result of the Company entering into prepaid time based royalty contracts during fiscal 2004, the net decrease in accounts payable of $2.6 million primarily as a result of a greater percentage of payables becoming due in the final quarter of fiscal 2004 in comparison to fiscal 2003, and the net increase in deferred revenue of $3.9 million which is attributable to the increase in customer base in fiscal 2004.

As of September 30, 2003, we had $89.4 million in cash and cash equivalents and $100.7 million in marketable securities, as compared to $117.2 million in cash and cash equivalents and $70.4 million in marketable securities as of September 30, 2002. The net decrease in cash and cash equivalents was due primarily to net purchases of marketable securities of $30.3 million and net cash outflows of $25.8 million from two cash-based acquisitions. These outflows of cash and cash equivalents were partially offset by cash provided by financing activities of $13.4 million from the issuance of common stock and cash provided by operating activities of $18.3 million. The most significant adjustments to reconcile net loss to net cash provided by operating activities were depreciation and amortization expenses of $11.8 million, the net decrease in accounts receivable of $4.5 million which was primarily as a result of receivables falling due earlier in the final quarter of fiscal 2003 compared to fiscal 2002, the net increase in accounts payable of $3.9 million primarily as a result of a greater percentage of payables not becoming due in the final quarter of fiscal 2003 in comparison to fiscal 2002, the net decrease in accrued expenses of $4.3 million primarily attributable to the decrease in payroll and commission related accruals from $12.8 million to $10.5 million as a result of headcount reductions, and the net increase in deferred revenue of $4.0 million which is attributable to the increase in customer base in fiscal 2003.

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

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2004 and the effect the contractual obligations is expected to have on our liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	Payment Due By Period		More than 5 years
			1-3 years	3-5 years
Operating leases	$18.5	$5.5	$7.7	$4.2	$1.1

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

In addition, as noted above in “Overview” and “Restatements and Related Costs” of this Item 7, “Management’s Discussion and Analysis” section, we expect significant expenses for professional fees to continue in subsequent quarters during fiscal 2005, and perhaps beyond, due to pending litigation. We currently estimate that professional service fees associated with pending litigation will be in the range of $5 million to $6 million during fiscal 2005. Actual fees incurred may be higher or lower depending on many factors beyond our control. See Part I, Item 3—“Legal Proceedings” for additional information on current legal proceedings. We also expect significant increases in operating expenses related to the implementation of the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We currently estimate that professional service fees associated with the implementation of Section 404 will be in the range of $1.0 million to $1.5 million during fiscal 2005.

Working Capital

Our working capital was $72.0 million at September 30, 2004 compared to $70.9 million at September 30, 2003, an increase of $1.1 million or 1.6%. The increase in working capital was primarily the result of the $7.3 million decrease in cash and short-term investments, the $6.5 million increase in net accounts receivables, the $2.6 million increase in other current assets, the $2.6 million decrease in accounts payable, and the $3.1 million increase in deferred revenue.

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

We face uncertainty in the degree to which the economic slowdown experienced over the 2001 to 2003 fiscal years will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring licenses of our software and maintenance agreement, and longer lead times needed to close our customer sales. In addition, recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. Although there have been signs of improvement in general economic conditions, the improved conditions may not continue or lead to significantly improved demand for our software. If the economic conditions that affect our customers and our part of the software industry in the United States and globally do not show continued improvement, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly and annual results.

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

On December 30, 2003, we announced that we would not be able to file our Annual Report on Form 10-K on a timely basis, that we had initiated an internal inquiry regarding the accounting for certain items, and that we expected that this inquiry would lead to a restatement of historical financial statements. On February 10, 2004, we announced that the filing of our Form 10-Q for the first quarter of fiscal year 2004 would also be delayed. The adjustments to previously filed financial results affected our financial statements for the fiscal years ended September 30, 2002 and 2001 and our quarterly financial statements for the quarters ended December 31, 2000 through June 30, 2003. Please see our Annual Report on Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004, for additional information regarding the restatement and adjustments.

Due to the failure to timely file our periodic reports described above, we were not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, we made a timely request for a hearing before a Nasdaq Listings Qualifications Panel to address the filing delinquency, and the Nasdaq panel granted our request for an extension of time to complete our filings, subject to certain conditions.

In addition to conditions we fulfilled relating to filing the Form 10-K for the fiscal year ended September 30, 2003, and Forms 10-Q for the first two quarters in fiscal 2004, the Nasdaq panel decision requires the Company to file timely with the SEC all periodic reports for all reporting periods ending on or before March 31, 2005. If the Company fails to do so, it will not be entitled to a new hearing on the matter and its securities may be immediately delisted from the The Nasdaq Stock Market. If there should be any other events of noncompliance with the Nasdaq listing standards other than required SEC filings, the Company would be entitled to notice of the deficiency and an opportunity to present a definitive plan to regain compliance.

We also previously announced that the Company and certain of our former and current officers and directors have been named in several lawsuits arising from the restatement announcement. These cases are still in their early stages and we intend to defend against them vigorously. See Part I, Item 3 “Legal Proceedings” for a description of this pending litigation.

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

In addition, as previously reported, the SEC commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. If we are required to respond in the future to this inquiry, this could require significant diversion of management’s attention and resources. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, have instituted remedial measures concerning our accounting controls and procedures, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. However, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that have placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 573 employees on September 30, 2003 to 532 employees on September 30, 2004, mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 46%, 48% and 48% of our total revenues in fiscal 2004, 2003 and 2002, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 64%, 60% and 74% of our total revenues in fiscal 2004, 2003 and 2002, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

In fiscal year 2004, the Company appointed Arun Oberoi as Executive Vice President, Global Sales and Technical Services.

On July 22, 2004, the Company named Andrew Del Matto as Chief Accounting Officer, and announced that Michael Luetkemeyer, after serving three years as Chief Financial Officer, would leave the company at the end of the 2004 calendar year. As announced in Micromuse’s Form 8-K filed September 3, 2004, Mr. Del Matto left

Micromuse to pursue other opportunities. Micromuse has appointed Ian Halifax as the Company’s Chief Financial Officer, starting January 17, 2005. Mr. Luetkemeyer will be staying on as Chief Financial Officer until Mr. Halifax joins the Company and will remain with the Company during the transition period.

On July 30, 2004, Michael Foster resigned as executive officer of the Company but will remain with us until the end of calendar 2004.

Effective September 30, 2004, James De Golia resigned as Senior Vice President and Secretary of the Company. On that same date, Nell O’Donnell was named as his successor as Senior Vice President and Corporate and Board Secretary.

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

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. We are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value or purchases under the terms of the Employee Stock Purchase Plan. It is likely that accounting standards will require us to estimate and record fair value of all stock options and shares purchased under our employee stock plans as compensation expense in our consolidated statements of operations for quarterly periods beginning after June 15, 2005. We cannot predict with certainty at this time whether this effective date will remain unchanged, whether additional changes in accounting standards or new laws or regulations will affect the timing or calculation of these expense charges, or whether and how these expense charges may affect our equity compensation plans and practices and ability to retain and motivate our employees.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc, a developer of flexible object modeling and root-cause analysis software. In December 2002, we completed the acquisition of Lumos Technologies, Inc., a developer of sophisticated technology for managing Layer 1 networks. In August 2003, we completed the acquisition of NETWORK HARMONi, Inc. (NHI) a former OEM partner and developer of intelligent agents which provides the core data collection technology within Netcool®/System Service Monitors™ (Netcool/SSMs) and Netcool®/Application Service Monitors™ (Netcool/ASMs), which gather realtime information about distributed systems, servers, and applications across the IT infrastructure. NHI’s OpCenter product is a lightweight centralized IT management and problem resolution system that is ideally tailored for mid-sized enterprise IT infrastructures. The Company also assumed several pending patent applications that had already been filed by NHI. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2004 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to the product and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including it’s applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2004, we had approximately $57.0 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of September 30, 2004, we had approximately 80.0 million shares of common stock outstanding, excluding approximately 16.2 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.63 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Our corporate headquarters are located in San Francisco, California a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We operate internationally and transact business in various foreign currencies and thus we are exposed to potentially adverse movements in foreign currency rate changes. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. To date, we have not designated our foreign exchange forward contracts as accounting hedges and, accordingly, if such forward contracts remained open at period end, we would adjust these instruments to fair value through earnings in the period of change in their fair value. However, as of September 30, 2004, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 1.5%.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Micromuse Inc.

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill effective October 1, 2002.

San Francisco, California

December 13, 2004

MICROMUSE INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	As of September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$90,781	$89,385
Short-term investments	24,469	33,196
Accounts receivable, net of allowance for doubtful accounts of $1,042 and $1,231 as of September 2004 and 2003, respectively	19,901	13,439
Prepaid expenses and other current assets	8,893	6,269

Total current assets	144,044	142,289
Property and equipment, net	5,002	5,976
Long-term investments	78,324	67,529
Goodwill, net	50,240	49,032
Other intangible assets, net	6,743	12,861

Total assets	$284,353	$277,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,283	$6,849
Accrued expenses	20,408	20,387
Income taxes payable	6,460	6,368
Deferred revenue	40,912	37,779

Total current liabilities	72,063	71,383

Long-term deferred revenue	3,023	2,548

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 79,982 and 78,544 shares issued and outstanding as of September 30, 2004 and 2003, respectively	800	785
Additional paid-in capital	216,580	210,697
Treasury stock, at cost: 1,400 and 400 shares as of September 30, 2004 and 2003, respectively	(7,147)	(2,657)
Accumulated other comprehensive loss	(1,833)	(1,548)
Retained earnings (accumulated deficit)	867	(3,521)

Total stockholders’ equity	209,267	203,756

Total liabilities and stockholders’ equity	$284,353	$277,687

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended September 30,
	2004	2003	2002
Revenues:
License	$75,996	$67,156	$78,795
Maintenance and services	70,581	58,995	60,587

Total revenues	146,577	126,151	139,382
Cost of revenues:
License	5,203	4,520	6,535
Maintenance and services	11,983	10,567	14,444
Amortization of developed technology	5,908	4,313	3,275

Total cost of revenues	23,094	19,400	24,254

Gross profit	123,483	106,751	115,128

Operating expenses:
Sales and marketing	59,254	60,323	72,854
Research and development	31,427	29,378	32,446
General and administrative	24,789	17,005	17,248
Restatement and related costs	5,634	—	—
Amortization of goodwill and other intangible assets	196	1,225	8,157
Restructuring costs	—	4,795	4,374

Total operating expenses	121,300	112,726	135,079

Income (loss) from operations	2,183	(5,975)	(19,951)
Interest and other income, net	3,847	4,565	5,810

Income (loss) before provision for income taxes	6,030	(1,410)	(14,141)
Provision for income taxes	(1,642)	(372)	(2,572)

Net income (loss)	$4,388	$(1,782)	$(16,713)

Per share data:
Basic net income (loss)	$0.06	$(0.02)	$(0.22)
Diluted net income (loss)	$0.05	$(0.02)	$(0.22)

Weighted average shares used in computing:
Basic net income (loss) per share	79,024	76,381	74,551
Diluted net income (loss) per share	81,502	76,381	74,551

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Additional paid-in Capital	Treasury stock		Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Stockholders’ Equity	Comprehensive income (loss) for the year
	Shares	Amount		Shares	Amount
Balance as of September 30, 2001	73,903	$739	$188,567	(400)	$(2,657)	$(789)	$14,974	$200,834

Stock options exercised	595	6	2,384	—	—	—	—	2,390
Issuance of common stock under stock purchase plan	696	7	3,672	—	—	—	—	3,679
Tax benefit related to the exercise of stock options	—	—	2,056	—	—	—	—	2,056
Recruiting expense related to issuance of warrants	—	—	170	—	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	—	209	—	209	$209
Net loss	—	—	—	—	—	—	(16,713)	(16,713)	(16,713)

Balance as of September 30, 2002	75,194	752	196,849	(400)	(2,657)	(580)	(1,739)	192,625	(16,504)

Stock options exercised	2,191	22	10,209	—	—	—	—	10,231
Issuance of common stock under stock purchase plan	1,159	11	3,191	—	—	—	—	3,202
Tax benefit related to the exercise of stock options	—	—	36	—	—	—	—	36
Amortization of deferred employee compensation	—	—	192	—	—	—	—	192
Recruiting expense related to issuance of warrants	—	—	220	—	—	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	(968)	—	(968)	(968)
Net loss	—	—	—	—	—	—	(1,782)	(1,782)	(1,782)

Balance as of September 30, 2003	78,544	785	210,697	(400)	(2,657)	(1,548)	(3,521)	203,756	(2,750)

Stock options exercised	375	4	1,260	—	—	—	—	1,264
Issuance of common stock under stock purchase plan	1,063	11	3,146	—	—	—	—	3,157
Treasury stock purchased	—	—	—	(1,000)	(4,490)	—	—	(4,490)
Tax benefit related to the exercise of stock options	—	—	924	—	—	—	—	924
Amortization of deferred employee compensation	—	—	553	—	—	—	—	553
Foreign currency translation adjustment	—	—	—	—	—	(285)	—	(285)	(285)
Net income	—	—	—	—	—	—	4,388	4,388	4,388

Balance as of September 30, 2004	79,982	$800	$216,580	(1,400)	$(7,147)	$(1,833)	$867	$209,267	$4,103

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,388	$(1,782)	$(16,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,767	11,781	20,480
Provision for (recovery of) doubtful accounts	281	(709)	171
Amortization of deferred compensation	553	192	—
Expense related to issuance of warrant for services	—	220	170
Tax benefit related to the exercise of stock options	924	36	2,056
Purchased in-process research and development	—	304	600
Loss on sale of fixed assets	119	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,743)	5,165	16,297
Prepaid expenses and other current assets	(2,624)	(251)	11,224
Accounts payable	(2,566)	3,945	(4,360)
Accrued expenses	363	(4,272)	(13,933)
Income taxes payable	92	(284)	500
Deferred revenue	3,859	3,985	(942)

Cash provided by operating activities	8,413	18,330	15,550
Cash flows from investing activities:
Capital expenditures	(3,171)	(1,672)	(2,847)
Acquisition of businesses, net of cash acquired	(425)	(24,518)	(6,599)
Repayment of long term debt assumed upon acquisition	—	(1,255)	—
Purchase of investments	(211,268)	(155,266)	(85,901)
Proceeds from the maturity of investments	209,200	124,960	52,482

Cash used in investing activities	(5,664)	(57,751)	(42,865)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,421	13,433	6,069
Purchase of treasury stock	(4,490)	—	—

Cash (used in) provided by financing activities	(69)	13,433	6,069
Effects of exchange rate changes on cash and cash equivalents	(1,284)	(1,845)	203

Net increase (decrease) in cash and cash equivalents	1,396	(27,833)	(21,043)
Cash and cash equivalents, at beginning of year	89,385	117,218	138,261

Cash and cash equivalents, at end of year	$90,781	$89,385	$117,218

Supplemental disclosures of cash flow information:
Cash paid during the year—taxes	$352	$622	$212

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

Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior amounts and quarterly presentations (see Note 11) to conform to the current year presentation.

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in the various departments and the areas benefited by that time. Total costs of the technical services department were $25 million, $23 million and $28 million in fiscal years 2004, 2003 and 2002, respectively. The allocation rates applied to these department costs were 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in fiscal year 2004, 20% to cost of revenue, 75% to sales and marketing, and 5% to research and development in fiscal year 2003; and 17% to cost of revenue, 75% to sales and marketing, and 8% to research and development in fiscal year 2002. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management’s expectations. One third-party distributor customer accounted for approximately 19%, 24% and 16% of revenues for the years ended September 30, 2004, 2003 and 2002, respectively. No one third party-distributor customer accounted for more than 10% of total receivables at September 30, 2004 and 2003. No one end user customer accounted for more than 10% of total revenue for fiscal 2004, 2003 and 2002. No one end user customer accounted for more than 10% of total receivables at September 30, 2004 and 2003.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 64%, 60% and 74% of our total revenues in fiscal 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2004, the Company had invested $90.8 million in cash and money market funds, $41.6 million in debt securities issued by U.S. government agencies and $61.2 million in corporate notes and bonds. At September 30, 2003, the Company had invested $89.4 million in cash and money market funds, $79.5 million in debt securities issued by U.S. government agencies and $21.2 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value. Securities with maturities between three and twelve months are considered to be short-term investments, while securities with maturities in excess of twelve months are considered to be long-term investments.

As of September 30, 2004, the contractual maturities of the Company’s investment securities are as follows—$24.5 million within one year and $78.3 million between one and three years.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004 (in millions):

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage backed securities	$33.9	$0.2	$21.9	$0.1	$55.8	$0.3
Corporate bonds	32.7	0.2	8.1	0.1	40.8	0.3

Total temporarily impaired securities	$66.6	$0.4	$30.0	$0.2	$96.6	$0.6

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at September 30, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

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

Goodwill and Other Intangible Assets

Goodwill will be tested annually during the fourth quarter for impairment and whenever events or circumstances occur indicating that goodwill might be impaired.

The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. During the years ended September 30, 2004, 2003, and 2002 the Company amortized intangibles on a straight-line basis over six months to six years.

The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If the review indicates that the asset may not be recoverable, then the Company will perform an impairment analysis utilizing estimates of discounted cash flows consistent with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2004 and 2003, no such impairment had been indicated.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Net income (loss)—as reported	$4,388	$(1,782)	$(16,713)
Adjustments:
Amortization of goodwill	—	—	7,143
Amortization of assembled workforce	—	—	403

Net adjustments	—	—	7,546

Net income (loss)—as adjusted for SFAS No. 142	$4,388	$(1,782)	$(9,167)

Basic net income (loss) per common share—as reported	$0.06	$(0.02)	$(0.22)
Diluted net income (loss) per common share—as reported	$0.05	$(0.02)	$(0.22)
Basic net income (loss) per common share—as adjusted for SFAS No. 142	$0.06	$(0.02)	$(0.12)
Diluted net income (loss) per common share—as adjusted for SFAS No. 142	$0.05	$(0.02)	$(0.12)
Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	79,024	76,381	74,551
Diluted	81,502	76,381	74,551

Revenue Recognition

The Company’s revenues are derived from license revenues for its Netcool family of products, as well as associated maintenance, consulting and training services revenues. The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognizes revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement to be based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that these elements are delivered.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued Sales Commissions

The Company accounts for commission accruals and related expenses to reflect a liability in the period the obligation arose for the actual amounts to be paid, with the related expense being recorded in the period in which the related revenue was recognized. The Company calculates the total commission liability for all valid purchase orders or approved written contracts received in the period and adjusts the expense for purchase orders or approved written contracts not recognized as revenue in the period because they did not meet one or more of the revenue recognition requirements of SOP 97-2.

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

In October 1995, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Although these pronouncements allow the Company to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, the Company is required to disclose our pro forma net income or loss and pro forma net income or loss per share as if it had adopted SFAS No. 123 and SFAS No. 148. See Note 5—Stockholders’ Equity. This pro forma impact of applying SFAS No. 123 and SFAS No. 148 in fiscal 2004, 2003 and 2002 does not necessarily represent the pro forma impact in future years. To determine the pro forma impact, the Company has employed the widely-used Black-Scholes model to estimate the fair value of options granted.

The following reflects the effect on net income (loss) had the Company applied SFAS No. 123 and SFAS No. 148 to its results of operations for the fiscal years 2004, 2003, and 2002 (in thousands, except for per share data):

	Year ended September 30,
	2004	2003	2002
Net income (loss), as reported	$4,388	$(1,782)	$(16,713)
Add: stock based compensation expense included in net income (loss)	553	192	—
Less: stock based compensation determined under SFAS No. 123	27,559	33,800	46,700

Net loss, pro-forma	$(22,618)	$(35,390)	$(63,413)

Basic net income (loss) per share, as reported	$0.06	$(0.02)	$(0.22)
Basic net loss per share, pro-forma	$(0.29)	$(0.46)	$(0.85)
Diluted net income (loss) per share, as reported	$0.05	$(0.02)	$(0.22)
Diluted net loss per share, pro-forma	$(0.28)	$(0.46)	$(0.85)

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

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method. Excluded from the computation of the diluted loss per share for the years ended September 30, 2004 and 2003 were options to acquire 13.7 million and 13.4 million shares of common stock, respectively, because their effect would be anti-dilutive. Also excluded from the computation of the diluted loss per share for the year ended 2003, was a warrant to acquire 54,321 shares of common stock at $5.42 per share, and excluded from the years ended 2004 and 2003 was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because their effect would be antidilutive. The warrant to acquire 54,321 shares expired on October 1, 2004. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

	Year ended September 30,
	2004	2003	2002
Numerator for basic and diluted net income (loss) per share	$4,388	$(1,782)	$(16,713)

Denominator for basic net income (loss) per share— weighted-average shares outstanding	79,024	76,381	74,551
Dilutive effect of:
Warrants	54	—	—
Common stock options	2,424	—	—

Denominator for diluted net income (loss) per share— weighted average shares outstanding	81,502	76,381	74,551

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The only component of accumulated other comprehensive loss is foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 were effective for Micromuse’s fourth quarter of fiscal 2004. We do not expect the adoption of EITF 03-01 to have a material affect on our results of operations and financial condition. The Company has complied with the quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 for the fiscal year ended September 30, 2004.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We have completed our review of the requirements of FIN 46. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

Note 2.    Restatement of Financial Statements

The Company has previously restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003. All applicable financial information contained in these consolidated financial statements in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon. Please see our Annual Report on Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004, and our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2003, as filed on May 17, 2004, for additional information regarding the restatement and adjustments.

Note 3.    Acquisitions

RiverSoft plc

On August 6, 2002, the Company completed its acquisition of RiverSoft plc (“RiverSoft”), a publicly-held developer of flexible object modeling and root-cause analysis technology. Under the terms of the acquisition agreement, the Company paid cash for all the issued share capital and options of RiverSoft and incurred professional fees in relation to the acquisition for a total of approximately $71.9 million. The transaction was accounted for under the purchase method of accounting, based on an independent third party valuation, with RiverSoft’s results of operations included from the acquisition date.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the purchase price is as follows (in millions):

Total tangible assets, net	$55.8
Intangible assets:
In-process research and development	0.6
Developed technology	1.4
Customer contracts	0.9
Goodwill	13.2

Total intangible assets	16.1

Total	$71.9

At the time of the acquisition, the estimated aggregate fair value of RiverSoft’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company’s management to be $0.6 million, and was expensed at the acquisition date. Goodwill, which represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed, is being tested annually for impairment or whenever events or circumstances occur indicating the goodwill might be impaired. Identifiable intangiable assets are amortized on a straight-line basis over a period ranging from six months to two years.

Lumos Technologies Inc.

On December 19, 2002, the Company acquired all of the outstanding common stock of Lumos Technologies Inc. (“Lumos”), a privately-held developer of sophisticated technology for managing Layer 1 networks. By integrating its capabilities with existing Netcool applications, the Company will be able to deliver comprehensive Layer 1 network visibility, event correlation, and problem resolution to current and future users of the Netcool suite. Under the terms of the acquisition agreement, the Company was required to pay up to $2.7 million in cash and assumed $0.9 million in outstanding debt. Approximately $1.0 million of the cash purchase price was paid at closing and a further $1.2 million was paid as of September 30, 2003, in connection with certain earnouts in relation to revenue, development and employee retention goals. These earnout payments primarily increase the amount allocated to goodwill, except for earnout amounts related to employee retention goals which are expensed. The debt assumed of $0.9 million was repaid shortly after acquisition. The remaining earnouts of $0.3 million and $0.2 million were paid in the quarters ended December 31, 2003 and March 31, 2004, respectively. The transaction was accounted for under the purchase method of accounting with Lumos’ results of operations included from the acquisition date.

A summary of the allocation of the initial purchase price plus the earnouts as follows (in millions):

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NETWORK HARMONi, Inc.

On August 19, 2003, the Company completed its acquisition of NETWORK HARMONi, Inc. (“NHI”), a privately-held developer of core data collection technology that gathers realtime information across the IT infrastructure. Under the terms of the acquisition agreement, the Company paid $23.0 million in cash. The acquisition did not include any stock, debt, or earnout components. As part of the acquisition, the Company assumed approximately $0.4 million of debt which was repaid shortly after acquisition. The transaction was accounted for under the purchase method of accounting, based on an independent third party valuation, with NHI’s results of operations included from the acquisition date.

A summary of the allocation of the purchase price is as follows (in millions):

Total tangible liabilities, net	$(0.5)
Intangible assets:
In process research and development	0.2
Developed technology	6.1
Customer contracts	0.1
Goodwill	17.1

Total intangible assets	23.5

Total	$23.0

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

Note 4.    Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,
	2004	2003
Property and equipment:
Computer equipment and related software	$30,203	$32,133
Furniture and fixtures	3,726	4,018
Leasehold improvements	5,946	4,717
Other	3,430	3,317

	43,305	44,185

Accumulated depreciation and amortization	(38,303)	(38,209)

	$5,002	$5,976

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the fiscal years ended 2004, 2003, and 2002 was $3,663, $6,051, and $9,048 respectively.

Goodwill and Intangible Assets

The following tables set forth the carrying amount of goodwill as of September 30, 2004 and 2003. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,156	$(17,916)	$50,240

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$66,948	$(17,916)	$49,032

The following tables set forth the carrying amount of intangible assets that are being amortized (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,371	$(17,892)	$6,479
Customer contracts	1,362	(1,233)	129
Trademarks	807	(672)	135
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,408	$(20,665)	$6,743

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,247	$(11,841)	$12,406
Customer contracts	1,283	(1,131)	152
Trademarks	807	(504)	303
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,205	$(14,344)	$12,861

The gross carrying amounts of goodwill, developed technology, and customer contracts as of September 30, 2004 differ when compared to the amounts as of September 30, 2003. The difference in gross carrying amount and the change in accumulated amortization is due to the ongoing effect in fiscal 2004 of the Lumos acquisition earnouts and the effect of foreign currency translation adjustments that arise from the conversion of RiverSoft plc (a United Kingdom entity) to US dollars for consolidation purposes.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amortization expense related to goodwill, intangible assets and developed technology is set forth in the table below (in thousands):

	Year ended September 30,
	2004	2003	2002
Goodwill	$—	$—	$7,143
Developed technology	5,908	4,313	3,275
Customer contracts	22	778	300
Trademarks	174	168	168
Other intangible assets	—	279	546

Total amortization	$6,104	$5,538	$11,432

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to intangible assets is set forth in the table below (in thousands):

Fiscal Year	Future Amortizations
2005	$3,740
2006	1,564
2007	1,387
2008	26
2009	25
2010	1

Total	$6,743

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2004	2003
Accrued expenses:
Payroll and sales commission related	$10,863	$10,532
Other	9,545	9,855

	$20,408	$20,387

Note 5.    Stockholders’ Equity

Common Stock

At September 30, 2004, the Company is authorized to issue 200,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Common stock reserved for future issuance as of September 30, 2004, is as follows:

Stock options outstanding	16,157,323
Stock options reserved for future grant	5,652,600
Employee stock purchase plan	167
Warrants to purchase shares	104,321

21,914,411

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In October 2001, the Company incurred approximately $0.4 million of executive recruiting costs related to the hiring of one of the Company’s officers. Included in this amount was a charge related to the fair value of a warrant issued to the executive search firm to purchase 54,321 shares of our common stock at a price of $5.42 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, Accounting for Stock-Based Compensation by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.1%, expected volatility of 90%, and contractual life of three years. This warrant to acquire 54,321 shares expired on October 1, 2004.

During the quarter ended September 30, 2003, the Company incurred approximately $0.7 million of executive recruiting costs related to the hiring of one of the Company’s officers. Included in this amount was a charge related to the fair value of a warrant issued to the executive search firm to purchase 50,000 shares of our common stock at a price of $7.27 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner consistent with SFAS No. 123, Accounting for Stock-Based Compensation by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.7%, expected volatility of 95%, and contractual life of three years. This warrant expires in July 2006.

Treasury Stock

In September 2001, the Board of Directors authorized the repurchase of up to 1.5 million shares, or approximately 2% of the Company’s outstanding common stock. The Board of Directors terminated this repurchase program as of May 13, 2004. As of September 30, 2004, the Company had repurchased 0.4 million shares of its outstanding common stock, at fair value at the date of purchase, for approximately $2.7 million pursuant to the repurchase program. The repurchased shares are held as treasury stock and are available for general corporate purposes including issuance under our stock option and employee stock purchase plans.

On July 22, 2004, we announced a program under which the Company may repurchase up to 2,000,000 shares of its common stock over the next 12 months, of which 1,000,000 shares have already been acquired as of September 30, 2004 at a total cost of $4.5 million. Purchases may be made from time to time in the open market, until the close of business on July 20, 2005, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our stock, general business and market conditions, and other investment opportunities.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s options under the Plans is as follows:

	Outstanding options
	Number of shares	Weighted-average exercise price
Balance as of September 30, 2001	10,945,886	$29.35
Granted	3,719,050	5.80
Exercised	(595,519)	4.01
Canceled	(1,978,189)	34.82

Balance as of September 30, 2002	12,091,228	22.47
Granted	6,381,800	4.29
Exercised	(2,191,754)	4.67
Canceled	(2,924,904)	29.04

Balance as of September 30, 2003	13,356,370	15.28
Granted	6,777,750	7.92
Exercised	(374,471)	3.37
Canceled	(3,602,326)	10.43

Balance as of September 30, 2004	16,157,323	$13.39

As of September 30, 2004 and 2003, there were 8,078,352 and 7,080,075 fully vested and exercisable shares, with weighted-average exercise prices of $ 18.88 and $20.82, respectively. As of September 30, 2004, approximately 5,652,600 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2004:

	Outstanding			Exercisable
	Number of Shares	Weighted-Average remaining life (in years)	Weighted-Average Exercise Price
Range of Exercise Prices				Number of shares	Weighted-average exercise price
$ 0.63–$ 1.54	587,503	7.57	$1.53	317,020	$1.53
2.00– 3.23	2,027,956	6.89	3.07	1,140,704	3.03
3.58– 6.48	2,450,813	6.84	5.19	1,715,570	5.21
6.51– 7.27	1,712,947	8.75	7.23	689,980	7.25
7.28– 8.03	1,125,617	8.93	7.92	92,388	7.69
8.06– 8.11	2,798,870	8.27	8.11	439,488	8.11
8.13– 8.57	1,865,190	7.76	8.21	560,320	8.22
8.60– 37.44	1,801,414	5.23	19.65	1,472,874	21.35
37.50– 80.41	1,616,155	5.18	53.17	1,495,789	53.46
80.81– 106.22	170,858	5.62	92.54	154,219	93.27

$ 0.63–$106.22	16,157,323	7.21	$13.39	8,078,352	$18.88

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $ 3.99, $2.46 and $3.91, respectively, on the date of grant using the Black-Scholes option pricing model, with the following weighted assumptions: 2004—expected dividend yield of 0.0%, risk-free interest rate of 2.6%, expected volatility of 63% and expected life of four years; 2003—expected dividend yield of 0.0%, risk-free interest rate of 3.2%, expected volatility of 84% and expected life of four years; 2002—expected dividend yield of 0.0%, risk-free interest rate of 3.6%, expected volatility of 95% and expected life of four years.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. As of September 30, 2004, approximately 167 shares of common stock have been reserved for issuance under the ESPP.

All full-time regular employees who are employed by the Company are eligible to participate in the ESPP. Eligible employees may contribute up to 15% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of common stock, but not more than 1,250 shares per employee per accumulation period. The value of the common stock (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. Participants may withdraw their contributions at any time before stock is purchased.

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. A total of 1,063,333 shares in fiscal year 2004, 1,159,352 shares in fiscal year 2003, and 696,186 shares in fiscal year 2002 of the Company’s common stock were issued under the ESPP at prices ranging from $2.63 per share to $6.10 per share.

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2004, 2003 and 2002 were $2.54, $1.75 and $2.58, respectively, calculated using the Black-Scholes option pricing model with the following weighted assumptions: 2004—expected dividend yield of 0.0%, risk-free interest rate of 3.2%, expected volatility of 65%, and expected life of 0.5 years; 2003—expected dividend yield of 0.0%, risk-free interest rate of 2.1%, expected volatility of 95%, and expected life of 0.5 years; 2002—expected dividend yield of 0.0%, risk-free interest rate of 2.9%, expected volatility of 95%, and expected life of 0.5 years.

Note 6.    Income Taxes

The provision for income taxes was as follows (in thousands):

	Year ended September 30,
	2004	2003	2002
Current:
Federal	$973	$77	$2,170
State	364	93	283
Foreign	305	202	119

Total Current	1,642	372	2,572

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

	$1,642	$372	$2,572

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current tax benefits resulting from the exercise of employee stock options are approximately $0.9 million, $0.0 million and $2.1 million in fiscal 2004, 2003 and 2002, respectively. These benefits are not included in the above provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

	As of September 30,
	2004	2003
Accruals and allowances not currently deductible	$1,275	$711
Depreciation and amortization	697	577
State taxes	26	(106)
Acquired intangible property	(2,620)	(4,692)
Tax credit carry-forwards	6,209	4,782
Other	(48)	86
Net operating loss carry-forwards	99,344	104,803

Total deferred tax assets	104,883	106,161
Valuation allowance	(104,883)	(106,161)

Net deferred tax assets	$—	$—

Included in gross deferred tax assets at September 30, 2004, is approximately $63.0 million which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses is accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. Also included in gross deferred tax assets at September 30, 2004, is approximately $33.9 million, which pertains to preacquisition net operating loss carry-forwards of acquired companies. The Company has provided a valuation allowance to offset the net deferred tax assets, which primarily relate to U.S. and foreign net operating loss carry-forwards. The Company is unable to conclude that its deferred tax assets are more likely than not to be realized from its US or foreign operations, as appropriate. The change in the valuation allowance from September 30, 2003 to September 30, 2004, was $1,278 thousand.

Sources of income (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2004	2003	2002
United States	$2,514	$(711)	$(3,919)
International	3,516	(699)	(10,222)

Total	$6,030	$(1,410)	$(14,141)

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34%, 34% and 34% to profit (loss) before taxes) for fiscal 2004, 2003 and 2002, respectively, as follows (in thousands):

	Year ended September 30,
	2004	2003	2002
Income tax expense (benefit) at federal statutory rate	$2,050	$(479)	$(4,808)
State income taxes, net of federal benefits	241	61	98
Permanent differences	141	182	196
Nondeductible purchased research and development	—	117	204
Nondeductible goodwill from acquisitions	—	—	3,108
Foreign income at other than US rates	(886)	—	—
Unbenefitted losses	1,168	491	3,774
Tax credits	(1,138)	—	—
Other, net	66	—	—

	$1,642	$372	$2,572

As of September 30, 2004, the Company had net operating loss carryforwards for federal, state, and foreign purposes of approximately $203.3 million, $168.4 million, and $78.6 million, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2018. The state net operating loss carryforwards will expire, if not utilized, beginning in 2005. The foreign net operating loss carryforwards will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. In the event of an ownership change, utilization of the net operating loss carryforwards could be significantly reduced. In addition, Section 382 may also limit the Company’s ability to utilize certain net operating loss carryforwards acquired as part of the Company’s acquisitions.

U.S. income taxes were not provided on the undistributed earnings of certain non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the United States.

Note 7.    Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 60% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions vest based on the participant’s length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2004, 2003 and 2002.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and Continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions, is as follows (in thousands):

	Year ended September 30,
	2004	2003	2002
Revenues:
United States	$72,252	$76,874	$70,465
United Kingdom	25,299	15,432	14,171
Other International	49,026	33,845	54,746

Total	$146,577	$126,151	$139,382

		As of September 30,
		2004	2003
Long-lived assets:
United States		$44,193	$50,637
International		17,792	17,232

Total		$61,985	$67,869

Note 9.    Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next six years.

Rent expense was approximately $6.3 million, $8.0 million and $7.2 million for the years ended September 30, 2004, 2003 and 2002, respectively. As of September 30, 2004, future minimum lease payments under non-cancelable operating leases, including facilities we have exited as part of our restructuring activities, net of any sub-lease income, are approximately $5.5 million, $4.0 million, $3.7 million, $2.4 million, $1.8 million, respectively, for each of the years in the five-year period subsequent to September 30, 2004 and $1.1 million in the years thereafter.

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

Contingencies

On December 9, 2002, Aprisma Management Technologies, Inc. (“Aprisma”) filed a complaint against the Company in the U.S. District Court for the District of New Hampshire. The complaint alleges that the Company’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The complaint was served on the Company’s counsel on

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 20, 2003. The Company filed its answer to the complaint on April 11, 2003, in which the Company alleged affirmative defenses of patent invalidity and non-infringement of the patents by the Company’s products, as well as other equitable defenses. The Company has also asserted counterclaims against Aprisma regarding patent invalidity, non-infringement and patent unenforceability, including without limitation on the grounds that Aprisma failed to disclose material prior art to the Patent Office. The parties are now completing discovery (the exchange of documents and the taking of depositions) and have completed the first stage of the court’s hearing on the legal scope of the patents’ claims. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and it will continue to vigorously defend its position and pursue the counterclaims against Aprisma.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In response, the Company moved to: (i) dismiss the case or require Agilent to file a more definite statement of its claims; (ii) join HP as a necessary party; and (iii) transfer the case to the Southern District of New York, or in the alternative, to the Northern District of California. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York. On October 19, 2004, the Court granted Company’s motion for a more definitive statement and ordered Agilent to file an amended complaint with more specificity in its claims. The court denied the Company’s motions described in (i) and (ii) above, with leave to renew such motions once Agilent has filed an amended complaint. On November 12, 2004, Agilent filed its amended complaint and the Company filed its Answer on November 30, 2004. Based upon current knowledge, the Company maintains that it has not infringed and does not infringe the patents in suit, and the Company intends to vigorously defend against the action.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. In July 2004, the District Court consolidated the various actions, named Massachusetts Laborer’s Pension Fund as lead plaintiff and appointed the law firm of Berman, DeValerio, Pease, Tabacco, Burt & Pucillo as lead plaintiff’s counsel. In September 2004, lead plaintiff Massachusetts Laborer’s Pension Fund filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock. The alleged class period is January 18, 2001 through May 18, 2004. The consolidated amended complaint seeks an unspecified amount of damages and asserts causes of action for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s restatement of its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003, and the Company’s adjustment of its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003, and the Company’s adjustment of preliminary financial information for the quarter ended December 31, 2003, as announced on February 10, 2004. On November 8, 2004, the Company and the other defendants moved to dismiss the consolidated amended complaint.

Between February 2, 2004, and March 16, 2004, certain shareholders, purporting to act on the Company’s behalf, filed three derivative actions in the Superior Court of California in and for the County of San Francisco against the Company as a nominal defendant and certain of its current and former officers and directors as defendants. In April 2004, the California court consolidated the actions and appointed the law firm of Robbins, Umeda & Fink as lead plaintiffs’ counsel in those actions. Plaintiffs filed a consolidated complaint in June 2004. The complaint generally alleges that, as a result of the events underlying the restatement, certain of the

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s current and former officers and directors breached their fiduciary duties to the Company and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. On November 15, 2004, the Company and the other defendants demurred to the consolidated complaint.

On March 3, 2004, certain shareholders, purporting to act on the Company’s behalf, filed a derivative action in the District Court for the Northern District of California against the Company as a nominal defendant and certain of its current and former officers and directors as defendants. Due to the similarities between this action and the derivative actions filed in California Superior Court, the District Court in July 2004 abstained from exercising jurisdiction and dismissed the action. Plaintiff filed a notice of appeal and the Ninth Circuit has set a briefing schedule for the appeal. No date for argument of the appeal has been set.

On January 15, 2004, the Securities & Exchange Commission notified the Company that it had initiated an informal inquiry regarding the circumstances leading up to the restatement of the Company’s consolidated financial statements. This inquiry is ongoing and the Company is cooperating fully. It is our understanding that it is customary for the SEC to undertake an informal inquiry of many announced accounting restatements.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.6 million as of September 30, 2004 is expected to be paid by March 31, 2005.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sub-lease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sub-lease terms, and (3) sub-lease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sub-lease and actual sub-lease rates). As of September 30, 2004, the remaining $0.3 million accrual of lease termination costs is expected to be paid on various dates through June 2005.

The following table sets forth the restructuring activity for the years ended September 30, 2004, 2003 and 2002 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan	Total
	Facility	Severance	Severance
Accrual balance at September 30, 2001	$—	—	—	$—
Restructuring charges	1,263	3,111		4,374
Amounts utilized:
Cash paid	(261)	(1,475)		(1,736)
Non-cash charges	(31)	—		(31)

Accrual balance at September 30, 2002	971	1,636	—	2,607
Restructuring charges	1,655	—	3,140	4,795
Amounts utilized:
Cash paid	(828)	(1,171)	(2,640)	(4,639)
Non-cash charges	(155)	—	(49)	(204)

Accrual balance at September 30, 2003	1,643	465	451	2,559
Restructuring charges	—	—	—	—
Amounts utilized:
Cash paid	(827)	(175)	(84)	(1,086)
Non-cash charges	(469)	—	(11)	(480)

Accrual balance at September 30, 2004	$347	$290	$356	$993

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Supplementary Quarterly Data (unaudited) (in thousands, except for per share data)

During the period September 23, 2003 through January 2004, the Company’s Audit Committee conducted an internal investigation of certain of the Company’s accounting records for the fiscal quarters and years ended September 30, 2001, 2002 and 2003 (the Internal Investigation). Based on the findings of the Internal Investigation, the consolidated financial statements of the Company for the fiscal quarters and years ended September 30, 2001 and 2002 and the first three quarters of fiscal 2003 were restated. Please see our Annual Report on Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004, and our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2003, as filed on May 17, 2004, for additional information regarding the restatement and adjustments.

In the quarter ended September 30, 2004, sales and marketing expense decreased in part due to a $1.3 million decrease in sales compensation resulting from the expiration of a contract for which sales commission had previously been accrued.

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Revenues:
License	$17,699	$17,690	$20,288	$20,319
Maintenance and services	18,579	17,135	17,997	16,870

Total revenues	36,278	34,825	38,285	37,189

Cost of revenues:
License	848	1,468	1,542	1,345
Maintenance and services	3,527	3,140	2,749	2,567
Amortization of developed technology	1,393	1,527	1,532	1,456

Total cost of revenues	5,768	6,135	5,823	5,368

Gross profit	30,510	28,690	32,462	31,821

Operating expenses:
Sales and marketing	12,073	15,696	15,809	15,676
Research and development	7,306	8,102	8,245	7,774
General and administrative	6,220	6,684	6,474	5,411
Restatement and related costs	209	1,616	1,842	1,967
Amortization of goodwill and other intangible assets	53	48	47	48

Total operating expenses	25,861	32,146	32,417	30,876

Income (loss) from operations	4,649	(3,456)	45	945
Interest and other income, net	982	1,151	732	982

Income (loss) before income taxes	5,631	(2,305)	777	1,927
Provision for income taxes	704	181	218	539

Net income (loss)	$4,927	$(2,486)	$559	$1,388

Per share data:
Basic net income (loss)	$0.06	$(0.03)	$0.01	$0.02
Diluted net income (loss)	$0.06	$(0.03)	$0.01	$0.02
Weighted average shares used in computing:
Basic net income (loss) per share	79,809	78,993	78,670	78,619
Diluted net income (loss) per share	80,828	78,993	82,546	82,063

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Revenues:
License	$16,766	$18,233	$18,534	$13,623
Maintenance and services	16,941	14,692	13,582	13,780

Total revenues	33,707	32,925	32,116	27,403

Cost of revenues:
License	1,185	1,251	1,302	782
Maintenance and services	2,452	2,593	2,427	3,095
Amortization of developed technology	1,224	1,053	1,050	986

Total cost of revenues	4,861	4,897	4,779	4,863

Gross profit	28,846	28,028	27,337	22,540

Operating expenses:
Sales and marketing	14,490	14,436	16,446	14,951
Research and development	7,652	7,417	7,026	7,283
General and administrative	4,382	3,947	4,434	4,242
Amortization of goodwill and other intangible assets	110	194	355	566
Restructuring costs	—	1,655	—	3,140

Total operating expenses	26,634	27,649	28,261	30,182

Income (loss) from operations	2,212	379	(924)	(7,642)
Interest and other income, net	1,187	693	1,252	1,433

Income (loss) before income taxes	3,399	1,072	328	(6,209)
Provision for income taxes	(527)	(144)	552	491

Net income (loss)	$3,926	$1,216	$(224)	$(6,700)

Per share data:
Basic net income (loss)	$0.05	$0.02	$0.00	$(0.09)
Diluted net income (loss)	$0.05	$0.02	$0.00	$(0.09)
Weighted average shares used in computing:
Basic net income (loss) per share	77,903	76,635	75,744	75,241
Diluted net income (loss) per share	81,579	80,087	75,744	75,241

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that their evaluation has provided them with reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the restatement of our financial statements discussed in our Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004 (and referred to in Items 1 and 7 of this report), our auditors identified material weaknesses consisting of deficiencies in internal controls related to the recording of accrued liabilities, deficiencies in internal controls related to the documentation of support for journal entries and ineffective review of financial information, although the letter from the auditors noted that the Company regularly conducted thorough and timely review and analysis of revenue recognition.

Our overall plan to improve our financial processes and internal control over financial reporting included the hiring of a principal accounting officer to serve as Vice President of Global Finance. The individual we hired for this purpose in July 2004 left Micromuse in September 2004 to pursue other opportunities. Other finance department employees have also left Micromuse during calendar year 2004, and we announced in July 2004 that our current Chief Financial Officer would leave Micromuse at the end of calendar year 2004. Micromuse has appointed Ian Halifax as the Company’s Chief Financial Officer, starting January 17, 2005. Mr. Luetkemeyer will be staying on as Chief Financial Officer until Mr. Halifax joins the Company and will remain with the Company during the transition period. Although we have hired a new Chief Financial Officer and we intend to hire additional personnel in the Finance department shortly after the new Chief Financial Officer joins the Company, these staffing circumstances have delayed our ability to implement certain of the controls and procedures we described in Item 9A of our Form 10-K for the fiscal year ended September 30, 2003, filed on May 17, 2004. Items delayed include improved systems processes intended to reduce manual journal entries and implementation of a global purchase order system.

See also Risk Factors—“We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business,” and “If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed” in Item 7 of this report.

Item 9B.    Other Information

On September 30, 2004, Micromuse and Arun Oberoi entered into Amendment No. 1 to his January 2004 employment agreement. The amendment adjusted provisions relating to his “On Target Bonus” by describing the criteria of performance for fiscal years 2004 and 2005 and permitting the bonus to be earned for achieving 75%, 80% and 90% of the target as well as for the pre-existing increments of 100%, 110%, 120% 130% and 140% or more, as stated in and qualified by reference to the text of the amendment attached as Exhibit 10.16 to this report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information regarding directors, the Audit Committee of the Micromuse Board of Directors, and the audit committee financial expert as defined in SEC rules, and Section 16 reporting compliance required by Item 10 is incorporated herein by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the annual meeting of stockholders scheduled to be held in San Francisco, California, on Thursday, February 3, 2005 (the “Proxy Statement”).

Information required under this Item 10 relating to the code of ethics defined in SEC rules is set forth in Part I, Item 1 “Business—Information Available on the Micromuse Website” of this Form 10-K and is incorporated herein by this reference.

Executive Officers

Certain information regarding the executive officers of the Company is provided below:

Name	Age	Position
Lloyd A. Carney	42	Chairman of the Board and Chief Executive Officer
Michael L. Luetkemeyer	55	Senior Vice President and Chief Financial Officer
Nell O’Donnell	41	Senior Vice President and Corporate and Board Secretary
Michael Foster	36	Senior Vice President, Product Development and Delivery
Arun Oberoi	50	Executive Vice President of Global Sales and Technical Services
Ian Halifax	44	Chief Financial Officer, starting January 17, 2005

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

Michael L. Luetkemeyer, age 55, has been a director of Micromuse since January 2003. Mr. Luetkemeyer was named Senior Vice President and Chief Financial Officer of Micromuse in October 2001. He was appointed interim Chief Executive Officer of Micromuse effective January 1, 2003, and served in that capacity until Mr. Carney joined the Company. On July 22, 2004, the Company announced that Michael Luetkemeyer, after serving three years as Chief Financial Officer, would leave the company at the end of the 2004 calendar year. Micromuse has appointed Ian Halifax as the Company’s Chief Financial Officer, starting January 17, 2005. Mr. Luetkemeyer will be staying on as Chief Financial Officer until Mr. Halifax joins the Company and will remain with the Company during the transition period. Mr. Luetkemeyer’s experience includes an extensive background in senior management of high-tech and scientific-engineering firms managing global finance organizations. Prior to Micromuse, Mr. Luetkemeyer was Senior Vice President and Chief Financial Officer at a network management software provider, Aprisma Management Technologies Inc. Before joining Aprisma in 2000, Mr. Luetkemeyer was CFO at Rawlings Sporting Goods, a provider of sports equipment, and at Electronic Retailing Systems, a technology start-up. Mr. Luetkemeyer has held a variety of senior finance positions throughout his career, including more than 10 years with General Electric, where he served with GE Aerospace, GE Semiconductor and GE Plastics. Mr. Luetkemeyer graduated from Southwest Missouri State in 1972 with a B.S. in Finance. He earned his Masters in Economics from the University of Missouri in 1975 and a B.S. in Accounting from Rollins College in 1985.

Nell O’Donnell, age 41, was promoted to Senior Vice President and Corporate and Board Secretary in the fall of 2004 and has served as the Company’s General Counsel since September 2003. She is responsible for the Company’s worldwide legal matters and provides legal and business counsel and support to all Micromuse teams, including sales, product development, human resources, technical services, MIS, marketing and finance. She has an extensive background in many areas critical to the business, including revenue and technology licensing, acquisitions and strategic transactions. Since joining Micromuse in 1999 as Associate General Counsel, she has taken leadership roles on many key corporate matters and agreements with Micromuse customers, partners and vendors. Before coming to Micromuse she was Senior Corporate Counsel at Hewlett Packard Co. Prior to HP, she was an associate in the Intellectual Property department of the law firm of Graham & James in San Francisco. She graduated from Stanford University with a B.A. in History in 1985 and earned her J.D. degree from Loyola Law School in 1991.

Michael Foster, age 36, was named Micromuse’s Senior Vice President, Product Development & Delivery in November 2002. On July 30, 2004, Michael Foster resigned as executive officer of the Company but will be staying on until the end of calendar 2004. He leads Micromuse’s entire engineering organization which includes the teams for product development, product testing, product delivery and customer support. In this role, Foster has overall responsibility for the technical direction of Netcool software development. During his tenure, Foster has been a key part of the team overseeing the architectural evolution of the Netcool solution. Previously he was responsible for managing the Company’s customer support functions. He has held various positions since joining the Company in 1996. Foster earned his BSc in Applied Mathematics at Dublin City University and his MSc in Computer Science from Loughborough University.

Arun Oberoi, age 50, joined Micromuse on January 12, 2004 as Micromuse’s Executive Vice President of Global Sales and Technical Services. Prior to joining Micromuse, he served in a series of senior executive positions at Hewlett-Packard, serving most recently in the role of Vice President and General Manager, Corporate Accounts and Industries, HP Services. During his 20 years at HP, Mr. Oberoi also held leadership positions in HP’s Worldwide Software Sales and Marketing organization, with overall sales and marketing responsibility for the OpenView product portfolio as well as HP’s security, middleware, and e-business software products. Mr. Oberoi joined HP after completing his bachelor degree at Delhi University and MBA degree at the Institute for Management Studies, Punjab University in India.

Ian Halifax, age 44, Mr. Halifax has been appointed as Chief Financial Officer of Micromuse starting January 17, 2005, and served since October 1999 as Chief Financial Officer of Macrovision Corporation, a developer and licensor of copy protection, electronic licensing and rights management technologies, most recently as Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of Macrovision. Before joining Macrovision, Mr. Halifax served as Chief Financial Officer of S-Vision, a private semiconductor display technology company, from February 1999 to September 1999, and as Director, Corporate Transactions for KPMG LLP, an accounting firm, from October 1997 to January 1999. Mr. Halifax holds a B.A. in English from the University of York and a M.B.A. from Henley Management College. Mr. Halifax is a Certified Public Accountant and a Certified Management Accountant.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Stock Performance Graph,” and “Proposal No. 1—Election of Directors—Director Compensation” of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of September 30, 2004, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. All compensation plan share numbers have been adjusted to reflect the effect of the two-for-one stock splits declared payable in February and December 2000.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by stockholders(1)	15,706,118	(3)	$13.43	4,705,604	(4)
Equity compensation plans not approved by stockholders(2)	555,526		$10.73	947,163

Total	16,261,644		$13.34	5,652,767

(1)	Consists of the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), and the 1998 Employee Stock Purchase Plan (the “Purchase Plan”).
(2)	Equity compensation plans or arrangements not approved by stockholders are described following this table and consist of the 1998 Non-Officer Stock Option/Stock Issuance Plan (the “Non-Officer Plan”) and two warrants issued as compensation to an executive search firm for services in hiring officers of the Company. The Company’s past acquisitions of other companies have not resulted in the Company assuming acquired company plans or issuing options to acquired company employees in respect of acquired company options previously held. Any options otherwise granted to former employees of acquired companies were granted under the 1997 Plan.
(3)	This number does not include purchase rights accrued under the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to 1,250 shares of common stock at semi-annual intervals on the last day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)	This number includes the remaining 4,705,437 shares that may be issued under future grants of awards as of September 30, 2004, under the 1997 Plan (which awards may include grants of options or direct issuances of stock), and the remaining 167 shares reserved for future purchase as of September 30, 2004, under the Purchase Plan, subject to the following automatic share reserve increase provisions. The 1997 Plan provides that the number of shares of common stock available for issuance under that plan shall automatically increase on October 1 of each fiscal year during the term of the plan, beginning with October 1, 1999, by an amount equal to the lesser of 4,000,000 shares or 5% of the total number of shares then outstanding. The Purchase Plan provides that the number of shares available for purchase under that plan shall automatically be increased by 640,000 shares on the first day (October 1) of each fiscal year during the term of the plan, beginning with October 1, 1999.

Description of Plans and Arrangements Not Approved by Stockholders

Non-Officer Plan.    The Company has adopted a practice and policy that no additional options will be issued and no options have been issued since October 1999, under the Non-Officer Plan that was adopted by the

Company’s Board of Directors in December 1998 and was not submitted to a vote of or approved by the Company’s stockholders. As of September 30, 2004, options granted in or before October 1999 covering 451,205 shares of Common stock were still outstanding under this plan and options covering 1,001,632 shares had been exercised. The purchase price per share of outstanding options is the fair market value per share of Common stock on the award grant date. Each option has a maximum term of 10 years, vests in installments (which has generally been over a 4 year period of the optionee’s service with the Company), and must normally be exercised within 3 months after termination of employment. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring company.

Warrants.    In connection with the hiring of Michael L. Luetkemeyer as the Company’s Chief Financial Officer in October 2001, the Company issued a warrant to an executive search firm as part of that firm’s compensation for services. The warrant was issued October 1, 2001, expired October 1, 2004, and entitled the holder to purchase, prior to expiration of the warrant, 54,321 shares of the Company’s common stock at an exercise price of $5.42 per share. In connection with the hiring of Lloyd A. Carney as the Company’s Chief Executive Officer and Chairman in July 2003, the Company issued a warrant to the same executive search firm as part of that firm’s compensation of services. The warrant was issued on July 28, 2003, expires on July 28, 2006 and entitles the holder to purchase, prior to expiration of the warrant, 50,000 shares of the Company’s common stock at an exercise price of $7.27 per share. In lieu of exercising the warrant by paying the exercise price in cash, the holder may from time to time convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Fees and Services” of the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

See the Consolidated Statements beginning on page 43 of this Form 10-K.

(2)   Financial Statement Schedule

See the Financial Statement Schedule at page 76 of this Form 10-K.

(3)   Exhibits

See Exhibit Index at page 77 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMUSE INC.

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer

Date: December 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ LLOYD A. CARNEY (Lloyd A. Carney)	Chairman and Chief Executive Officer	December 8, 2004

/s/ MICHAEL L. LUETKEMEYER (Michael L. Luetkemeyer)	Senior Vice President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)	December 8, 2004

/s/ JOHN C. BOLGER (John C. Bolger)	Director	December 8, 2004

/s/ MICHAEL E.W. JACKSON (Michael E.W. Jackson)	Director	December 8, 2004

/s/ DAVID C. SCHWAB (David C. Schwab)	Director	December 8, 2004

/s/ KATHLEEN M.H. WALLMAN (Kathleen M.H. Wallman)	Director	December 8, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended September 30, 2004	$1,231	281	(470)	$1,042
Year Ended September 30, 2003	$3,827	(709)	(1,887)	$1,231
Year Ended September 30, 2002	$4,438	171	(782)	$3,827

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant.
10.1(5)	Form of Amended and Restated Indemnification Agreement entered into between the Registrant and its directors and officers.
10.2(5)	1997 Stock Option/Stock Issuance Plan, as amended.*
10.3(5)	1998 Employee Stock Purchase Plan, as amended.*
10.4(3)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.
10.5(3)	Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.
10.6	Executive Employment Continuation Agreement as of December 13, 2002 by and between Nell O’Donnell and Micromuse Inc.*
10.7(5)	Executive Employment Continuation Agreement as of December 13, 2002 by and between Michael Foster and Micromuse Inc.*
10.8	Summary of Executive Bonus Plan.*
10.9(1)	First amendment to office lease, dated as of October 25, 2000, by and between the Registrant and SOMA Partners, L.P.
10.10(5)	Employment Agreement as of July 28, 2003, by and between Lloyd A. Carney and Micromuse Inc.*
10.11(4)	1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.12(4)	Employment Agreement as of October 1, 2001, by and between Michael L. Luetkemeyer and Micromuse Inc.*
10.13	Forms of Stock Option Agreements applicable to directors and executive officers under the 1997 Stock Option/Stock Issuance Plan (the plan is listed as Exhibit 10.2 above).*
10.14(5)	Employment Agreement as of January 12, 2004, by and between Arun Oberoi and Micromuse Inc.*
10.15(5)	Notice of Stock Option Grant and Stock Option Agreement dated as of February 9, 2004, by and between Lloyd A. Carney and Micromuse Inc.*
10.16	Amendment No. 1 to Employment Agreement between Arun Oberoi and Micromuse Inc.*
10.17	Summary of Director Compensation.*
21.1	Subsidiaries of the Registrant.
23.1	Report on Schedule and Consent of Independent Registered Public Accounting Firm.
31	Separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	This asterisk indicates management contracts.
(1)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(2)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 13, 1998.
(3)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on December 12, 1997.
(4)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on December 23, 2002.
(5)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the SEC on May 17, 2004.