Form 10-Q
period 2004-12-31
MICROMUSE INC
filed 2005-02-09
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

79,129,711 shares of Common Stock, $0.01 par value, were outstanding as of January 31, 2005

MICROMUSE INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December, 31 2004	September 30, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,891	$90,781
Short-term investments	39,662	24,469
Accounts receivable, net	30,910	19,901
Prepaid expenses and other current assets	8,817	8,893

Total current assets	164,280	144,044
Property and equipment, net	5,813	5,002
Long-term investments	68,219	78,324
Goodwill, net	50,983	50,240
Other intangible assets, net	7,883	6,743

Total Assets	$297,178	$284,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,892	$4,283
Accrued expenses	12,990	9,545
Accrued payroll	12,407	10,863
Income taxes payable	8,313	6,460
Deferred revenue, current portion	41,659	40,912

Total current liabilities	80,261	72,063
Deferred revenue, less current portion	6,037	3,023

Total liabilities	86,298	75,086

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 80,169 and 79,982 shares outstanding as of December 31, 2004 and September 30, 2004, respectively	802	800
Additional paid-in capital	217,263	216,580
Treasury stock	(7,147)	(7,147)
Accumulated other comprehensive loss	(3,646)	(1,833)
Retained earnings	3,608	867

Total stockholders’ equity	210,880	209,267

Total liabilities and stockholders’ equity	$297,178	$284,353

*	September 30, 2004 balances are derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,
	2004	2003
Revenues:
License	$19,320	$20,319
Maintenance and services	19,586	16,870

Total revenues	38,906	37,189

Cost of revenues:
License	1,283	1,345
Maintenance and services	3,536	2,567
Amortization of developed technology	1,311	1,456

Total cost of revenues	6,130	5,368

Gross profit	32,776	31,821

Operating expenses:
Sales and marketing	15,997	15,676
Research and development	7,541	7,774
General and administrative	7,229	5,411
Restatement costs	118	1,967
Amortization of other intangible assets	48	48

Total operating expenses	30,933	30,876

Income from operations	1,843	945

Other income, net:
Interest income, net	1,024	738
Foreign exchange gain	345	204
Other income, net	33	40

Total other income, net	1,402	982
Income before income taxes	3,245	1,927
Income tax provision	504	539

Net income	$2,741	$1,388

Per share data:
Basic net income	$0.03	$0.02
Diluted net income	$0.03	$0.02

Weighted average shares used in computing:
Basic net income per share	80,065	78,619
Diluted net income per share	81,301	82,063

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,741	$1,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,140	2,590
Non-cash stock based compensation	—	115
Tax benefit related to exercise of stock options	—	318
Changes in assets and liabilities
Accounts receivable, net	(11,009)	(5,401)
Prepaid expenses and other current assets	76	(1,475)
Accounts payable	609	1,786
Accrued expenses	2,489	875
Income taxes payable	1,957	34
Deferred revenue	3,761	(437)

Net cash provided by (used in) operating activities	2,764	(207)

Cash flows from investing activities:
Capital expenditures	(1,415)	(1,426)
Investment purchases	(31,875)	(45,314)
Investment sales	26,787	59,991
Acquisition of business, net of cash received	—	(239)
Receipt of historical Riversoft tax refund	310	—

Net cash provided by (used in) investing activities	(6,193)	13,012

Cash flows from financing activities:
Proceeds from issuance of common stock from options exercised	581	555

Net cash provided by financing activities	581	555

Effects of exchange rate changes	(3,042)	(1,252)

Net increase (decrease) in cash and cash equivalents	(5,890)	12,108
Cash and cash equivalents at beginning of period	90,781	89,385

Cash and cash equivalents at end of period	$84,891	$101,493

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004. The September 30, 2004 condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allocation of technical services department costs among expense categories, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services employees in various departments and the areas benefited by that time. Total costs of the technical services department were $5.8 million and $6.2 million for the quarter ended December 31, 2004 and 2003, respectively. The allocation rates applied to these department costs were 32% to cost of revenue, 60% to sales and marketing, and 8% to research and development in the quarter ended December 31, 2004, 20% to cost of revenue, 76% to sales and marketing, and 4% to research and development in the quarter ended December 31, 2003. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted income per share for the quarter ended December 31, 2004 were options to acquire 14.4 million shares of common stock because their effect would be anti-dilutive. Also excluded from the computation of the diluted loss per share for the quarter ended December 31, 2004, was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because its effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter December 31, 2003, were options to acquire 9.0 million shares of common stock because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended December 31,
	2004	2003
Numerator for basic and diluted net income	$2,741	$1,388

Denominator for basic net income per share – weighted-average shares outstanding	80,065	78,619
Dilutive effect of:
Common stock options	1,236	3,340
Warrants	—	104

Denominator for diluted net income per share	81,301	82,063

MICROMUSE INC.

Concentration of Revenues

One third-party distributor customer accounted for approximately 20% of revenues the quarter ended December 31, 2004, as compared to 17% in the same period of the prior year. No one end-user customer accounted for greater than 10% of revenues for the quarters ended December 31, 2004 and 2003.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $1.4 million and $1.0 million as of December 31, 2004 and September 30, 2004, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive loss, net of tax, for the quarters ended December 31, 2004 and 2003 was $1.8 million and $0.1 million, respectively.

Stock-Based Compensation

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on December 14, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in the condensed consolidated statement of operations related to option grants for the quarter ended December 31, 2004. In February 2005, the Company amended certain provisions of its Employee Stock Purchase Plan (Plan) by adding a sub-plan for new participants (eligible employees who had not participated in the Plan prior to February 1, 2005). The Plan specifically authorizes the Compensation Committee of the Company’s Board of Directors to adopt rules and make other policy decisions with regard to the administration and operation of the Plan. The Committee determined that it was appropriate and advisable to establish a sub-plan to the Plan, with effect from February 1, 2005, for the purpose of allowing eligible employees to participate in a modified form of the Plan beginning with the February 1, 2005 offering period in order to reduce the expense charge associated with the offering of this equity program. In particular, the sub-plan reduced the offering periods to six months, with no look-back or re-set provisions and provided that the purchase price for each share of stock purchased at the close of an offering period under the sub-plan shall be 85% of the Fair Market Value of such share on the last trading day before the commencement of the next applicable offering Period. See also Recently Issued Accounting Pronoucements below concerning new requirements to expense share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended December 31,
	2004	2003
Net income, as reported	$2,741	$1,388
Add: Stock based compensation expense, included in net income, net of tax	—	115
Less: Stock based compensation determined under SFAS No.123	(5,328)	(7,378)

Net loss, pro-forma	$(2,587)	$(5,875)

Basic net income per share, as reported	$0.03	$0.02
Basic net loss per share, pro-forma	$(0.03)	$(0.07)
Diluted net income per share, as reported	$0.03	$0.02
Diluted net loss per share, pro-forma	$(0.03)	$(0.07)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in continental Europe and Asia Pacific. Information regarding regional revenues, which are based on the location of the end-user, and long lived assets in different geographic regions is as follows (in thousands):

	Three months ended December 31,
	2004	2003
Revenues:
United States	$17,953	$18,595
United Kingdom	6,169	3,719
Other international	14,784	14,875

Total	$38,906	$37,189

	December 31, 2004	September 30, 2004
Long lived assets:
United States	$46,165	$44,193
International	18,514	17,792

Total	$64,679	$61,985

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of December 31, 2004 and September 30, 2004, the Company had unamortized goodwill of $51.0 million and $50.2 million, respectively. The change in goodwill is due to foreign exchange fluctuations. The change in intangibles is due to the purchase of certain developed technology.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$26,984	$(19,316)	$7,668
Customer Contracts	1,435	(1,313)	122
Trademarks	807	(714)	93
Other intangible assets	868	(868)	—

Intangibles	$30,094	$(22,211)	$7,883

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,371	$(17,892)	$6,479
Customer Contracts	1,362	(1,233)	129
Trademarks	807	(672)	135
Other intangible assets	868	(868)	—

Intangibles	$27,408	$(20,665)	$6,743

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three months ended December 31,
	2004	2003
Developed technology	$1,311	$1,456
Customer contracts	6	6
Trademarks	42	42

Total amortization	$1,359	$1,504

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Year	Future Amortizations
2005	$2,752
2006	2,064
2007	1,892
2008	526
2009	524
Thereafter	125

Total	$7,883

Recently Issued Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our fourth quarter of fiscal 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (“FSP No. 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005, however, at this time the Company does not anticipate making repatriations under the Act.

Note 2. Acquisitions

The Company did not execute any acquisitions during the quarter ended December 31, 2004.

Note 3. Restructuring Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company announced and implemented two separate restructuring plans, which were accounted for under EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring). The Company does not have any exit or disposal activities as defined under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” that were initiated after the effective date of SFAS No. 146.

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.6 million as of December 31, 2004 is expected to be paid by March 31, 2005.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of December 31,2004, the remaining $0.4 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the three months ended December 31, 2004 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total
Accrual balance at September 30, 2004	$347	$290	$356	$993
Non-cash charges	4	—	—	4
Accrual balance at December 31, 2004	$351	290	356	997

Note 4. Litigation

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

MICROMUSE INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004.

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

The Company generated $38.9 million in total revenue in the quarter, an increase of 7% sequentially and 5% year-over-year. License revenue was $19.3 million, up 9% sequentially. The increase in revenue for the quarter was impacted positively by exchange rates, primarily the strengthening of the British Pound, by approximately $800 thousand, offset by the impact of the same exchange rates on expenses of $600 thousand.

Net income for the quarter was $2.7 million or $0.03 per diluted share as compared with $1.4 million or $0.02 per diluted share in the comparable period of the prior fiscal year.

Cash, cash equivalents and investments at December 31, 2004 were $192.8 million, down about $800 thousand sequentially, but up about $5.2 million from a year ago. Cash flow from operations was positive for the quarter ended December 31, 2004 and the Company remains debt free. Deferred revenue was $47.7 million at December 31, 2004, up from $43.9 million in the prior quarter.

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

Recent Events

On December 8, 2004, we announced that Ian Halifax has been appointed as Chief Financial Officer effective January 17, 2005.

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

Impairment Assessments. We review the carrying amount of goodwill for impairment during the fourth quarter of the fiscal year in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In addition we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Changes in circumstances that are considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

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

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our condensed consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended December 31,
	2004	2003
As a Percentage of Total Revenues:
Revenues:
License	49.7%	54.6%
Maintenance and services	50.3%	45.4%

Total revenues	100.0%	100.0%

Cost of revenues:
License	3.3%	3.6%
Maintenance and services	9.1%	6.9%
Amortization of developed technology	3.4%	3.9%

Total cost of revenues	15.8%	14.4%

Gross profit	84.2%	85.6%

Operating expenses:
Sales and marketing	41.1%	42.2%
Research and development	19.4%	20.9%
General and administrative	18.6%	14.6%
Restatement costs	0.3%	5.2%
Amortization of other intangible assets	0.1%	0.1%

Total operating expenses	79.5%	83.0%

Income from operations	4.7%	2.6%

Other income, net:
Interest income, net	2.6%	2.0%
Foreign exchange gain	0.1%	0.1%
Other income, net	0.9%	0.5%

Total other income, net	3.6%	2.6%
Income before income taxes	8.3%	5.2%
Income tax provision	1.3%	1.5%

Net income	7.0%	3.7%

As a Percentage of Related Revenues:
Cost of license revenues	6.6%	6.6%
Cost of maintenance and services revenues	18.1%	15.2%

MICROMUSE INC.

Revenues.

Revenues increased to $38.9 million in the quarter ended December 31, 2004, from $37.2 million in the comparable period of the prior year. License revenues decreased to $19.3 million in the quarter ended December 31, 2004, from $20.3 million in the comparable period of the prior year. The decrease in license revenue for the three month period ended December 31, 2004 is due primarily to increased purchasing scrutiny in the enterprise sector. Maintenance and services revenues increased to $19.6 million in the quarter ended December 31, 2004, from $16.9 million in the comparable period of the prior year. The increase in maintenance and services revenues was the result of an increase in the renewable maintenance base and renewal of back maintenance contracts that had previously expired. License revenues as a percentage of total revenues was 49.7% in the quarter ended December 31, 2004, as compared to 54.6% in the comparable period of the prior year. Maintenance revenues as a percentage of total revenues was 50.3% in the quarter ended December 31, 2004, as compared to 45.4% in the comparable period of the prior year.

Cost of Revenues.

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues remained constant at 6.6% in the quarter ended December 31, 2004 and in the comparable period of the prior year. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 18.1% in the quarter ended December 31, 2004, as compared to 15.2% in the comparable period of the prior year. This increase for the quarter ended December 31, 2004 is principally due to additional headcount and travel expenses related to the establishment of an educational services group to train our technical services employees and customers.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI (Network Harmoni, Inc.) over two to six years. The decrease in the quarter ended December 31, 2004 as compared to the same period of the prior year is due to certain intangibles that were fully amortized in prior periods.

Sales and Marketing Expenses.

Sales and marketing expenses increased to $16.0 million in the quarter ended December 31, 2004, from $15.7 million in the comparable period of the prior year. This increase was primarily due to costs associated with a user group conference and tradeshows. Sales and marketing expenses as a percentage of total revenues decreased to 41.1% in the quarter ended December 31, 2004, as compared to 42.2% in the comparable period of the prior year. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses.

Research and development expenses decreased to $7.5 million in the quarter ended December 31, 2004, from $7.8 million in the comparable period of the prior year. The decrease was primarily due to a decrease in headcount in the quarter ended December 31, 2004. Research and development costs as a percentage of total revenues decreased to 19.4% in the quarter ended December 31, 2004, as compared to 20.9% in the comparable period of the prior year. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses and Restatement Costs.

General and administrative expenses decreased to $7.3 million in the quarter ended December 31, 2004, from $7.4 million in the comparable period of the prior year. The decrease in general and administrative expenses is due to a decrease of $1.9 million of professional fees incurred in connection with the restatement of financial statements announced in the quarter ended December 31, 2003 offset by increased professional fees of $0.4 million incurred by the Company in connection with various litigation matters described in Part II, Item 1 of this report, an increase in bad debt reserves of $0.7 million due to the aging of accounts receivable and increased revenue, and an increase in consulting fees of $0.3 million. General and administrative expenses as a percentage of revenues decreased to 18.9% in the quarter ended December 31, 2004, from 19.8% in the comparable period of the prior year. Additional information relating to expense trends in fiscal 2005 is set forth under “Overview” above. We anticipate that our general and administrative expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Amortization of Other Intangible Assets.

Amortization of other intangible assets remained at $48.0 thousand in the quarter ended December 31, 2004, and in the comparable period of the prior year. The charges reflect the amortization of intangible assets over estimated useful lives of six months to six years.

Other Income, Net.

Other income, net increased to $1.4 million in the quarter ended December 31, 2004, from $1.0 million in the comparable period of the prior year. This net increase was due primarily to foreign exchange gains of $0.1 million for the quarter and an increase of $0.3 million in interest income.

Income Taxes Provision.

Income taxes were unchanged at $0.5 million in the quarter ended December 31, 2004 and the comparable period of the prior year. Income before tax in the quarter ended December 31, 2004 was $3.2 million, which is an increase from $1.9 million in the comparable period of the prior year. The unchanged amount of income taxes given the increase in the amount of income before tax reflects a decrease in the income tax rate for the quarter ended December 31, 2004 versus the comparable period of the prior year. This decrease in the income tax rate is a result of a larger proportion of income being earned in lower taxed jurisdictions and the utilization of loss carryforwards in the quarter ended December 31, 2004.

Liquidity and Capital Resources.

As of December 31, 2004, we had $84.9 million in cash and cash equivalents and $107.9 million in marketable securities, as compared to $90.8 million in cash and cash equivalents and $102.8 million in marketable securities as of September 30, 2004. The net decrease in cash and cash equivalents in the quarter ended December 31, 2004 was due primarily to net purchases of marketable securities of $5.1 million, capital expenditures of $1.4 million, and the effect of unfavorable changes in foreign exchange rates of $3.0 million. These uses of cash and cash equivalents were partially offset by proceeds from the issuance of common stock of $0.6 million. The most significant adjustments to reconcile net income to net cash provided by operating activities were the net increase in accounts receivables of $11.0 million which was primarily the result of aging of the accounts receivable and increases in revenue, the net increase in deferred revenue of $3.8 million which is attributable to the increase in the customer base and the renewal of several large maintenance contracts in the quarter ended December 31, 2004, the net increase in accrued expenses of $2.5 million which was primarily the result of increased sales commissions due to higher revenue in the quarter, increased legal fees related to pending litigation, increased trade accruals and depreciation and amortization expenses of $2.1 million.

As of December 31, 2004, our principal commitments consisted primarily of obligations under operating leases.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the quarter ended December 31, 2004, in the contractual obligations that we reported in this portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K.

Working Capital

Our working capital was $84.0 million at December 31, 2004 as compared to $72.0 million at September 30, 2004, an increase of $12.0 million or 16.7%. The increase in working capital was primarily the result of a $9.3 million increase in cash and short-term investments, an $11.0 million increase in net accounts receivable, offset by a $1.9 million increase in income taxes payable and a $5.6 million increase in accounts payable and accrued expenses.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below or elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

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

In addition, as previously reported, the SEC commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. If we are required to respond in the future to this inquiry, this could require significant diversion of management’s attention and resources. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, have instituted remedial measures concerning our accounting controls and procedures, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. We have also reported in Part II, Item 4 of this Form 10-Q additional and continuing material weaknesses in internal control over financial reporting identified by our outside auditors. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that have placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. However, we have reduced our headcount from 660 employees on September 30, 2002 to 573 employees on September 30, 2003 to 532 employees on September 30, 2004 and December 31, 2004 mainly as a result of planned reductions and attrition. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 43%, 46% and 48% of our total revenues in the three months ended December 31, 2004, fiscal 2004 and fiscal 2003 respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 61%, 64% and 60% of our total revenues in the three months ended December 31, 2004, fiscal 2004 and fiscal 2003 respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Also, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees, who often expect to realize value from stock options. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel. We have also experienced difficulties and associated risks in hiring and retaining employee in our Finance department described in Part II, Item 4 of this Form 10-Q.

On December 8, 2004, we announced that Ian Halifax has been appointed Chief Financial Officer effective January 17, 2005.

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

We have relied on stock options and Employee Stock Purchase Plan participation as a significant element of our compensation philosophy, and the requirement to expense options and other share-based payments commencing with our fiscal fourth quarter ending September 30, 2005 will adversely affect our results of operations and financial condition, and may negatively affect the goals of our compensation philosophy.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our fourth quarter of fiscal 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our results of operations and financial condition. In addition, this requirement and possible future changes in our share-based payment plans and compensation practices in response to this requirement may negatively affect our ability to use share-based payments to attract, retain and motivate our employees.

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

Further, some of the products we acquire would require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders’ equity, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization and impairment expense. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

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

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Credit Risk” in Note 1 of the Notes to Condensed Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including the bulk of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar have adversely impacted our results in the past and may do so in the future. See Note 1 “Geographic and Segment Information” in Notes to Condensed Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

The market price of our common stock has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations, new products or new contracts by us or our competitors;

•	developments with respect to intellectual property rights;

•	adoption of new accounting standards;

•	litigation related to the restatement of our Consolidated Financial Statements; and

•	general market conditions and other factors.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of December 31, 2004, we had approximately $58.8 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of December 31, 2004, we had approximately 80.2 million shares of common stock outstanding, excluding approximately 19.3 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.63 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of December 31, 2004, no hedging contracts were outstanding.

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

MICROMUSE INC.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that their evaluation has provided them with reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the restatement of our financial statements discussed in our Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004 (and referred to in Part I Item 2 and Part II Item 1 of this report), our auditors identified material weaknesses consisting of deficiencies in internal controls related to the recording of accrued liabilities, deficiencies in internal controls related to the documentation of support for journal entries and ineffective review of financial information, although the letter from the auditors noted that the Company regularly conducted thorough and timely review and analysis of revenue recognition.

On January 26, 2005 the Audit Committee of the Board of Directors received a letter from our outside auditors reiterating the previously noted material weakness consisting of ineffective review of financial information, although the letter noted that the Company had significantly improved the level of review being afforded to its financial statements. The letter also identified material weaknesses consisting of continued operations with an inadequately staffed finance department, and lack of timely reconciliation, due to human oversight and systems limitations, of a significant unapplied cash balance for one customer and consequent lack of adequate control procedures to appropriately recognize revenue related to the transactions underlying the cash balance.

Our overall plan in 2004 to improve our financial processes and internal control over financial reporting included the hiring of a principal accounting officer to serve as Vice President of Global Finance. The individual we hired for this purpose in July 2004 left Micromuse in September 2004 to pursue other opportunities. Other finance department employees have also left Micromuse during calendar year 2004, and we announced in July 2004 that our current Chief Financial Officer, Mr. Mike Luetkemeyer, would leave Micromuse at the end of calendar year 2004. Micromuse appointed Ian Halifax as the Company’s Chief Financial Officer, effective January 17, 2005. Mr. Luetkemeyer will remain with the Company as an employee during the transition period. The Company has also appointed a Vice President of Finance and Corporate Controller effective January 27, 2005. Although we have hired a new Chief Financial Officer and a Vice President of Finance and Corporate Controller and intend to hire additional personnel in the Finance department, these staffing circumstances have delayed our ability to implement certain of the controls and procedures we described in Item 9A of our Form 10-K for the fiscal year ended September 30, 2003, filed on May 17, 2004, and contributed to material weaknesses in our internal control described above. Items delayed include improved systems processes intended to reduce manual journal entries and implementation of a global purchase order system.

See also Risk Factors – “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business,” and “If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed” in Part I, Item 2 of this report.

MICROMUSE INC.

Part	II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The parties have engaged in fact discovery, the period for which ended in May 2004, with the parties continuing to address outstanding fact and expert discovery issues. The case has been removed from the trial calendar pending consideration of claim construction issues and the Company’s defenses. In December 2004, the court in the Aprisma Litigation set December 20, 2004 as the date on which the Company and Aprisma were to move, respectively, for summary judgment of non-infringement and infringement of three of the patents in suit. The parties exchanged their opening summary judgment briefs on December 20, 2004, and on January 20, 2005, the parties exchanged briefs in opposition to one another’s respective summary judgment motions. The court has scheduled oral argument to take place on February 23, 2005. In its motion for summary judgment of non-infringement, as well as in its opposition to Aprisma’s motion for summary judgment of infringement, the Company presented significant defenses to Aprisma’s claims of patent infringement, but it is premature to assess the likely outcome of the motions for summary judgment or the Aprisma Litigation generally. Micromuse will continue to vigorously defend its position and pursue the counterclaims against Aprisma. Additionally, on January 26, 2005 the Company filed an action in the United States District Court for the Southern District of New York against Aprisma Management Technologies, Inc., alleging that certain Aprisma SPECTRUM products infringe patents now owned or jointly owned by Micromuse. Micromuse is seeking compensatory and enhanced damages and injunctive and other relief in that suit.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In response, the Company moved to: (i) dismiss the case or require Agilent to file a more definite statement of its claims; (ii) join HP as a necessary party; and (iii) transfer the case to the Southern District of New York, or in the alternative, to the Northern District of California. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York, where that court granted the Company’s motion for a more definite statement, requiring Agilent to file a more definite statement of its claims. The court denied the Company’s motion to join HP as a necessary party with leave to renew such motion. In response to Agilent’s amended complaint filed pursuant to the court’s order, the Company asserted counterclaims seeking a declaration that the two patents in suit are invalid and unenforceable and are not infringed by the Company or its products, and seeking dismissal. In addition, the Company filed a counterclaim against Agilent in the Agilent Litigation asserting that certain Agilent products infringe a patent owned by the Company (the “Infringement Counterclaim”). Pre-trial discovery in the Agilent Litigation has commenced. Based upon current knowledge, the Company maintains that it has not and does not infringe the patents asserted by Agilent. It is not possible at the present time to assess the likelihood of a favorable or unfavorable outcome in the Agilent Litigation, including with respect to the Infringement Counterclaim, or the range of possible loss to the Company in the event of an unfavorable outcome. The Company intends to vigorously defend against the action. Additionally, on January 26, 2005, the Company filed an action in the United States District Court for the Southern District of New York against Agilent Technologies, Inc., alleging that certain Agilent OSS Service Assurance Solution Products including one or more of its NETeXPERT VSM, FIREHUNTER and/or Service Assurance Application products infringe patents now owned or jointly owned by Micromuse. Micromuse is seeking compensatory and enhanced damages and injunctive and other relief in that suit.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and seek an unspecified amount of damages. The complaints assert causes of action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s decision to restate its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003 and the Company’s decision to adjust its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003. The Court has granted plaintiffs’ motion to consolidate those actions and name the law firm of Berman, DeValerio, Pease, Tabacco, Burt & Pucillo as Lead Plaintiffs’ Counsel. Plaintiffs have filed a consolidated amended complaint in accordance with the court-ordered schedule. In response, the Company has filed its Motion to Dismiss the amended complaint. A hearing on the Company’s Motion to Dismiss is currently scheduled in March 2005. The Company will continue to vigorously defend these lawsuits.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, 2004 those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Company has filed a demurrer, seeking to dismiss the complaint, in response to which the plaintiffs are seeking to file an amended complaint. The Federal District Court has abstained from exercising jurisdiction over the federal derivative action and has remanded the action to the California Superior Court. Plaintiffs have appealed the Federal District Court’s ruling to the Ninth Circuit Court of Appeals, which appeal is pending.

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

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part I, Item 2 of this Form 10-Q. “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights” and “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Micromuse did not repurchase shares of its common stock during the fiscal quarter ended December 31, 2004. On July 22, 2004, we announced a program under which Micromuse may repurchase up to 2,000,000 shares of its common stock over the next 12 months. After purchases of 1,000,000 shares in the fourth quarter of fiscal 2004 reported in our Form 10-K filed on December 14, 2004, 1,000,000 shares may yet be purchased under this program. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on February 3, in San Francisco, California. Of the 78,729,750 shares outstanding as of the record date, 75,179,839 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)	To elect the following to serve as Directors of the Company:

Nominee	Votes for	Votes Withheld	Broker Non-Votes
Lloyd A. Carney	72,525,335	2,654,504	0

David C. Schwab	60,928,904	14,250,935	0

(2)	To ratify the Audit Committee’s appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2005.

Votes For:	54,750,744
Votes Against:	20,410,449
Votes Abstaining:	18,646
Broker Non-Votes:	0

Item	5. Other Information.

On January 31, 2005, the Company’s Chief Executive Officer approved a quarterly performance bonus of $18,750 with respect to the fiscal 2005 first quarter ended December 31, 2004, to Nell O’Donnell, Senior Vice President and Corporate Secretary.

In accordance with SEC rules, the following information in this Item 5 is provided in lieu of a Current Report on Form 8-K, Item 1.01, Entry into a Material Agreement, that would otherwise be due within 4 business days after the February 3, 2005, date noted below on which certain management compensation arrangements were approved.

On February 3, 2005, the Compensation Committee of the Micromuse Board of Directors adopted the Fiscal Year 2005 Worldwide Incentive Compensation Plan (ICP). The ICP provides for quarterly cash bonus payments to each eligible employee. Eligible employees include those who are not participants in a sales compensation or commission plan, employees who do not participate in any other bonus program, and employees in those countries where, in the judgment of local management, it is culturally appropriate and competitively necessary to have an incentive compensation plan to attract and retain talented employees.

Under the ICP, the Company will set an annualized bonus target amount for each eligible employee, which is then payable on a quarterly basis multiplied by a percentage equal to, less than or more than 100% depending on the combination of quarterly net revenues and pro-forma earnings per share achieved by the Company, and multiplied by a further percentage based on individual performance. The specific quantitative revenue and pro forma earnings per share performance targets are not public information.

The net revenue and pro-forma earnings per share performance targets under the ICP will be used to determine quarterly bonus payments for fiscal 2005 for our named executive officers listed below, beginning with the fiscal 2005 first quarter for Messrs. Carney and Oberoi, and beginning with the fiscal 2005 second quarter for Ms. O’Donnell. Ms. O’Donnell’s bonus, but not the bonuses of the other listed officers, will also be subject to individual performance objectives. Other Micromuse employees are expected to become eligible under the ICP in or after the fiscal 2005 third quarter.

The following table sets forth the quarterly target bonus amount for each of our current named executive officers payable under the ICP performance measure and the percentage range below and above that amount that may be paid quarterly if minimum performance is achieved:

Name and Office	Target Bonus (quarterly amount)	% Range (quarterly dollar range, would be zero if minimum performance is not achieved)
Lloyd A. Carney, Chairman and Chief Executive Officer	$100,000	20% to 150% of target achieved ($20,000 to $150,000)(1)

Arun Oberoi, Executive Vice President of Global Sales and Technical Services	$62,500	75% to 140% of target achieved ($30,000 to $172,710)(2)

Nell O’Donnell, Senior Vice President and Corporate Secretary	$18,750	20% to 150% of target achieved ($3,750 to $28,125)

(1)	Mr. Carney’s bonus for the fiscal 2005 first quarter is $130,000.
(2)	Mr. Oberoi’s bonus for the fiscal 2005 first quarter is $95,396. His bonus is adjusted under an amendment to his employment agreement previously included as an exhibit to our Form 10-K filed on December 14, 2004, and the payment above or below the target is not proportionate to the percentage of the target achieved by the Company, as indicated by his dollar payment range above. In addition, on February 3, 2005, the Compensation Committee further adjusted his bonus terms to apply the ICP performance measures with a higher weighting for quarterly revenue and to provide a linear payment for percentage achievement above the target in lieu of the previously established “cliff” payments.

Ian Halifax joined Micromuse as Chief Financial Officer effective January 17, 2005, and his employment agreement previously filed with our Current Report on Form 8-K on December 8, 2004, guarantees him an annual bonus of $137,500 paid quarterly for his service during his first year of employment. Therefore, his bonus will not be affected by the specific performance measures described above.

On February 3, 2005, the Compensation Committee also approved a bonus of $100,000 payable to Michael L. Luetkemeyer, whose service as Chief Financial Officer ended on January 17, 2005, with respect to the fiscal 2005 first quarter and his agreement to provide specified transition services through a date to be determined in early 2005, after which he will be eligible for 12 months of continued base salary, bonus, benefits and vesting of stock options.

MICROMUSE INC.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.18	Employment Agreement as of December 3, 2004 by and between Ian Halifax and Micromuse Inc. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 8, 2004).

10.19	Executive Employment Continuation Agreement as of January 19, 2004 by and between Micromuse Inc. and Michael Luetkemeyer, as filed herewith.

31	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Combined Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2005.

MICROMUSE INC.
(Registrant)

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ IAN HALIFAX
Ian Halifax Chief Financial Officer (Principal Financial Officer)