Form 10-K/A
period 2004-09-30
MICROMUSE INC
filed 2005-05-10
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Micromuse Inc. (“Micromuse” or the “Company”) inadvertently neglected to include a conformed signature for the opinion rendered by KPMG LLP, when it filed its Annual Report on Form 10-K for fiscal 2004 with the Securities and Exchange Commission on December 14, 2004. Consequently, the Company is filing an opinion with a conformed signature for KPMG LLP, as part of Item 8, Financial Statements and Supplementary Data, which Item 8 is set forth below in its entirety. Micromuse is not making any other changes to its financial statements. This amendment is accurate as of the date the Company’s Form 10-K was originally filed and has not been updated to reflect any events that occurred subsequent to December 14, 2004, except that Item 9A, “Disclosure Controls and Procedures,” is included in updated form to reflect certain matters that occurred subsequent to December 14, 2004. The Company is also including an updated Report on Schedule and Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications in Exhibits 31 and 32, as listed in Item 15.

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

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended September 30,
	2004	2003	2002
Numerator for basic and diluted net income (loss) per share	$4,388	$(1,782)	$(16,713)

Denominator for basic net income (loss) per share—weighted-average shares outstanding	79,024	76,381	74,551
Dilutive effect of:
Warrants	54	—	—
Common stock options	2,424	—	—

Denominator for diluted net income (loss) per share—weighted average shares outstanding	81,502	76,381	74,551

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

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average remaining life (in years)	Weighted-Average Exercise Price	Number of shares	Weighted-average exercise price
$ 0.63– $ 1.54	587,503	7.57	$1.53	317,020	$1.53
2.00– 3.23	2,027,956	6.89	3.07	1,140,704	3.03
3.58– 6.48	2,450,813	6.84	5.19	1,715,570	5.21
6.51– 7.27	1,712,947	8.75	7.23	689,980	7.25
7.28– 8.03	1,125,617	8.93	7.92	92,388	7.69
8.06– 8.11	2,798,870	8.27	8.11	439,488	8.11
8.13– 8.57	1,865,190	7.76	8.21	560,320	8.22
8.60– 37.44	1,801,414	5.23	19.65	1,472,874	21.35
37.50– 80.41	1,616,155	5.18	53.17	1,495,789	53.46
80.81– 106.22	170,858	5.62	92.54	154,219	93.27

$ 0.63–$106.22	16,157,323	7.21	$13.39	8,078,352	$18.88

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

Item 9A. Controls and Procedures

Our Company’s Chief Executive Officer and Chief Financial Officer have recently re-evaluated the Company’s disclosure controls and procedures as of September 30, 2004, in connection with this Amendment No. 1 to Annual Report on Form 10-K/A. Based on this re-evaluation, they have concluded that they do not have reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective as of September 30, 2004 to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the re-evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Although our management originally concluded in the Form 10-K filed on December 14, 2004, that disclosure controls and procedures were effective as of our fiscal year end at September 30, 2004, the subsequent first quarter review and discovery of certain errors relating back to September 30, 2004, has led management to conclude in connection with the filing of this Form 10-K/A report that disclosure controls and procedures were not effective as of September 30, 2004. The primary error related to the under-reporting of a sales commission expense due to an arithmetic mistake in computing the amount owed. Micromuse concluded these errors did not warrant a correction to the previously filed financial statements for the fiscal year ended September 30, 2004, as these errors in aggregate were not material to the financial statements. Nevertheless, for purposes of this Form 10-K/A, management has re-evaluated disclosure controls and procedures in light of the subsequent facts and reached the conclusion set forth above in this Item 9A.

Based on the procedures in place at the end of the first fiscal quarter at December 31, 2004, our management concluded in the Form 10-Q filed on February 9, 2005, that disclosure controls and procedures were effective as of the end of that quarter. The errors discussed above did not alter management’s conclusion with respect to December 31, 2004.

On January 26, 2005, the Audit Committee of the Board of Directors received a letter from our outside auditors reiterating the material weakness identified in May 2004 consisting of ineffective review of financial information, although the letter noted that the Company had significantly improved the level of review being afforded to its financial statements. The letter also identified material weaknesses consisting of continued operations with an inadequately staffed finance department, and lack of timely reconciliation, due to human oversight and systems limitations, of a significant unapplied cash balance for one customer and consequent lack of adequate control procedures to appropriately recognize revenue related to the transactions underlying the cash balance.

Also, as previously reported in our SEC reports dating to May 17, 2004, in connection with the restatement of our financial statements discussed in our Form 10-K for the year ended September 30, 2003, as filed on May 17, 2004 (and referred to in Items 1 and 7 of the Form 10-K filed on December 14, 2004), our auditors identified material weaknesses consisting of deficiencies in internal controls related to the recording of accrued liabilities, deficiencies in internal controls related to the documentation of support for journal entries and ineffective review of financial information, although the letter from the auditors noted that the Company regularly conducted thorough and timely review and analysis of revenue recognition.

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

See also Risk Factors: “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business,” and “If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed” in Item 7 of Form 10-K filed on December 14, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1) Financial Statements. See the Consolidated Statements beginning on page 4 of this Form 10-K/A.

(2) Financial Statement Schedule. See the Financial Statement Schedule at page 76 of the Form 10-K filed on December 14, 2004.

(3) Exhibits. See Exhibit Index at page 36 of this Form 10-K/A.

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMUSE INC.

By:	/s/ Lloyd A. Carney
Lloyd A. Carney
Chairman and Chief Executive Officer
Date: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant.

10.1(5)	Form of Amended and Restated Indemnification Agreement entered into between the Registrant and its directors and officers.

10.2(5)	1997 Stock Option/Stock Issuance Plan, as amended.*

10.3(5)	1998 Employee Stock Purchase Plan, as amended.*

10.4(3)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of September 8, 1997.

10.5(3)	Office lease dated as of March 25, 1997, by and between the Registrant and SOMA Partners, L.P.

10.6(6)	Executive Employment Continuation Agreement as of December 13, 2002 by and between Nell O’Donnell and Micromuse Inc.*

10.7(5)	Executive Employment Continuation Agreement as of December 13, 2002 by and between Michael Foster and Micromuse Inc.*

10.8(6)	Summary of Executive Bonus Plan.*

10.9(1)	First amendment to office lease, dated as of October 25, 2000, by and between the Registrant and SOMA Partners, L.P.

10.10(5)	Employment Agreement as of July 28, 2003, by and between Lloyd A. Carney and Micromuse Inc.*

10.11(4)	1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.12(4)	Employment Agreement as of October 1, 2001, by and between Michael L. Luetkemeyer and Micromuse Inc.*

10.13(6)	Forms of Stock Option Agreements applicable to directors and executive officers under the 1997 Stock Option/Stock Issuance Plan (the plan is listed as Exhibit 10.2 above).*

10.14(5)	Employment Agreement as of January 12, 2004, by and between Arun Oberoi and Micromuse Inc.*

10.15(5)	Notice of Stock Option Grant and Stock Option Agreement dated as of February 9, 2004, by and between Lloyd A. Carney and Micromuse Inc.*

10.16(6)	Amendment No. 1 to Employment Agreement between Arun Oberoi and Micromuse Inc.*

10.17(6)	Summary of Director Compensation.*

21.1(6)	Subsidiaries of the Registrant.

23.1**	Report on Schedule and Consent of Independent Registered Public Accounting Firm.

31**	Separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	This asterisk indicates management contracts.
**	This double asterisk indicates exhibits filed herewith.
(1)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the SEC on December 21, 2001.
(2)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-58975) as filed with the SEC on July 13, 1998.
(3)	Incorporated by reference from the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42177) as filed with the SEC on December 12, 1997.
(4)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on December 23, 2002.
(5)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the SEC on May 17, 2004.
(6)	Incorporated by reference from the exhibit of the same number in the Registrant’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the SEC on December 14, 2004.