Form 10-Q
period 2005-03-31
MICROMUSE INC
filed 2005-05-10
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

80,681,648 shares of Common Stock, $0.01 par value, were outstanding as of May 4, 2005

MICROMUSE INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March, 31 2005	September 30, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,534	$38,232
Short-term investments	36,665	24,469
Accounts receivable, net	31,404	19,901
Prepaid expenses and other current assets	9,962	8,893

Total current assets	151,565	91,495
Property and equipment, net	6,252	5,002
Long-term investments	83,150	130,873
Goodwill and other intangible assets, net	57,355	56,983

Total Assets	$298,322	$284,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$4,283
Accrued expenses	10,399	9,545
Accrued payroll	9,691	10,863
Income taxes payable	8,162	6,460
Deferred revenue, current portion	43,657	40,912

Total current liabilities	74,206	72,063
Deferred revenue, less current portion	6,985	3,023

Total liabilities	81,191	75,086

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 80,626 and 79,982 shares outstanding as of March 31, 2005 and September 30, 2004, respectively	806	800
Additional paid-in capital	219,318	216,580
Treasury stock	(7,147)	(7,147)
Accumulated other comprehensive loss	(3,595)	(1,833)
Retained earnings	7,749	867

Total stockholders’ equity	217,131	209,267

Total liabilities and stockholders’ equity	$298,322	$284,353

*	September 30, 2004 balances are derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues:
License	$19,970	$20,288	$39,290	$40,607
Maintenance and services	17,896	17,997	37,482	34,867

Total revenues	37,866	38,285	76,772	75,474

Cost of revenues:
License	1,769	1,542	3,052	2,887
Maintenance and services	3,354	2,749	6,890	5,316
Amortization of developed technology	885	1,532	2,196	2,988

Total cost of revenues	6,008	5,823	12,138	11,191

Gross profit	31,858	32,462	64,634	64,283

Operating expenses:
Sales and marketing	14,152	15,809	30,149	31,485
Research and development	7,611	8,245	15,152	16,019
General and administrative	6,441	6,036	13,670	11,291
Stock based compensation	—	438	—	553
Restatement and related litigation costs	138	1,842	256	3,850
Amortization of other intangible assets	173	47	221	95
Restructuring costs	(302)	—	(302)	—

Total operating expenses	28,213	32,417	59,146	63,293

Income from operations	3,645	45	5,488	990
Other income, net	1,066	732	2,468	1,714

Income before income taxes	4,711	777	7,956	2,704
Income tax provision	570	218	1,074	757

Net income	$4,141	$559	$6,882	$1,947

Per share data:
Basic net income per share	$0.05	$0.01	$0.09	$0.02
Diluted net income per share	$0.05	$0.01	$0.08	$0.02
Weighted average shares used in computing:
Basic net income per share	80,447	78,670	80,247	78,645
Diluted net income per share	81,542	82,546	81,413	82,267

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,882	$1,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,982	5,642
Non-cash stock based compensation	—	553
Tax benefit related to exercise of stock options	604	464
Changes in assets and liabilities:
Accounts receivable, net	(11,503)	(3,743)
Prepaid expenses and other current assets	(1,068)	(2,554)
Accounts payable	(1,986)	(2,240)
Accrued expenses	(819)	5,351
Income taxes payable	71	48
Deferred revenue	6,707	4,146

Net cash provided by operating activities	2,870	9,614

Cash flows from investing activities:
Capital expenditures	(2,689)	(2,767)
Investment purchases	(24,485)	(123,945)
Investment sales	60,012	138,186
Acquisition of business, net of cash received	—	(425)
Receipt of historical Riversoft tax refund	310	—
Payments for purchase of patents	(2,000)	—

Net cash provided by investing activities	31,148	11,049

Cash flows from financing activities:
Proceeds from issuance of common stock from options exercised	2,140	555

Net cash provided by financing activities	2,140	555

Effects of exchange rate changes	(856)	(1,914)

Net increase (decrease) in cash and cash equivalents	35,302	19,304
Cash and cash equivalents at beginning of period	38,232	51,480

Cash and cash equivalents at end of period	$73,534	$70,784

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

Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior amounts to conform to the current year presentation. Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $52.5 million in auction rate securities from cash and cash equivalents to long-term investments on the September 30, 2004 consolidated balance sheet. This reclassification is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (SFAS 95”), “Statement of Cash Flows.”

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allocation of technical services department costs among expense categories, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets, property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates. The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services employees in various departments and the areas benefited by that time. Total costs of the technical services department were $5.0 million and $10.7 million for the three-month and the six-month periods ended March 31, 2005, respectively, and $6.5 million and $12.7 million for the three-month and the six-month periods ended March 31, 2004, respectively. The allocation rates applied to these department costs were 28% to cost of revenue, 66% to sales and marketing, and 7% to research and development in the three-month period ended March 31, 2005, 30% to cost of revenue, 63% to sales and marketing, and 7% to research and development in the six-month period ended March 31, 2005; 21% to cost of revenue, 74% to sales and marketing, and 5% to research and development in the three-month period ended March 31, 2004, 21% to cost of revenue, 75% to sales and marketing, and 4% to research and development in the six months ended March 31, 2004. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options and warrants to purchase common stock using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months and six months ended March 31, 2005 were options to acquire 16.9 million and 16.8 million shares of common stock, respectively, because their effect would be anti-dilutive. Also excluded from the computation of the diluted earnings per share for the three months and six months ended March 31, 2005 was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because their effect would be anti-dilutive. Excluded from the computation of diluted earnings per share for the three months and six months ended March 31, 2004 were options to acquire 9.3 million and 10.5 million shares of common stock, respectively, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator for basic and diluted net income per share	$4,141	$559	$6,882	$1,947

Denominator for basic net income per share – weighted-average shares outstanding	80,447	78,670	80,247	78,645
Dilutive effect of:
Common stock options	1,095	3,772	1,166	3,518
Warrants	—	104	—	104

Denominator for diluted net income per share	81,542	82,546	81,413	82,267

MICROMUSE INC.

Concentration of Revenues

One third-party distributor customer accounted for approximately 13% and 17% of revenues for the three-month and the six-month periods ended March 31, 2005, respectively, as compared to 17% in each of the same periods of the prior year. No one end-user customer accounted for greater than 10% of revenues for the three-month and six-month periods ended March 31, 2005 and 2004.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $960 thousand and $1.0 million as of March 31, 2005 and September 30, 2004, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income (loss), net of tax, for the quarter ended March 31, 2005 was a gain of $51 thousand, as compared to a loss of $0.1 million for the quarter ended March 31, 2004. Other comprehensive loss, net of tax, for the six months ended March 31, 2005, was $1.8 million and other comprehensive loss, net of tax, for the six months ended March 31, 2004, was $0.2 million.

Stock-Based Compensation

At March 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on December 14, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in the condensed consolidated statement of operations related to option grants for the three months and six months ended March 31, 2005. In February 2005, the Company amended certain provisions of its Employee Stock Purchase Plan (“Plan”) by adding a sub-plan for new participants (eligible employees who had not participated in the Plan prior to February 1, 2005). The Plan specifically authorizes the Compensation Committee of the Company’s Board of Directors to adopt rules and make other policy decisions with regard to the administration and operation of the Plan. The Committee determined that it was appropriate and advisable to establish a sub-plan to the Plan, effective from February 1, 2005, for the purpose of allowing eligible employees to participate in a revised form of the Plan beginning with the February 1, 2005 offering. In particular, the sub-plan reduced the offering periods to six months, with no look-back or re-set provisions and provided that the purchase price for each share of stock purchased at the close of an offering period under the sub-plan shall be 85% of the fair market value of such share on the last trading day before the commencement of the next applicable offering period. See also Recently Issued Accounting Pronouncements below concerning new requirements to expense share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income, as reported	$4,141	$559	$6,882	$1,947
Add: Stock based compensation expense, included in net income, net of tax of $0	—	438	—	553
Less: Stock based compensation determined under SFAS No. 123, net of tax of $0	(4,567)	(6,947)	(9,896)	(14,325)

Net loss, pro-forma	$(426)	$(5,950)	$(3,014)	$(11,825)

Basic net income per share, as reported	$0.05	$0.01	$0.09	$0.02
Basic net loss per share, pro-forma	$(0.01)	$(0.08)	$(0.04)	$(0.15)
Diluted net income per share, as reported	$0.05	$0.01	$0.08	$0.02
Diluted net loss per share, pro-forma	$(0.01)	$(0.08)	$(0.04)	$(0.15)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in continental Europe and Asia Pacific. Information regarding regional revenues, which are based on the location of the end-user, and long lived assets in different geographic regions are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues:
United States	$19,091	$23,354	$37,022	$41,949
United Kingdom	4,658	5,360	10,848	9,079
Other international	14,117	9,571	28,902	24,446

Total	$37,866	$38,285	$76,772	$75,474

	March 31, 2005	September 30, 2004
Long - lived assets:
United States	$45,580	$44,193
International	18,027	17,792

Total	$63,607	$61,985

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of March 31, 2005 and September 30, 2004, the Company had unamortized goodwill and other intangible assets of $57.4 million and $57.0 million, respectively. This included $50.5 million and $50.2 million of goodwill as of March 31, 2005 and September 30, 2004, respectively. The change in goodwill is due to foreign exchange fluctuations related to certain goodwill denominated in British pounds. The change in intangible assets is primarily due to the purchase of certain patents, net of amortization recorded during the period.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,442	$(20,164)	$4,278
Customer contracts	1,408	(1,285)	123
Trademarks and patents	3,307	(881)	2,426
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$30,025	$(23,198)	$6,827

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,371	$(17,892)	$6,479
Customer contracts	1,362	(1,233)	129
Trademarks and patents	807	(672)	135
Other intangible assets	868	(868)	—

Intangibles related to business acquisitions	$27,408	$(20,665)	$6,743

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Developed technology	$885	$1,532	$2,196	$2,988
Customer contracts	—	6	6	13
Trademarks and patents	173	41	215	82
Other intangible assets	—	—	—	—

Total amortization	$1,058	$1,579	$2,417	$3,083

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Fiscal Year	Future Amortizations
2005(remainder of fiscal year)	$1,696
2006	2,064
2007	1,892
2008	526
2009	524
Thereafter	125

Total	$6,827

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on October 1, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company believes adoption of SFAS No. 123(R) will have a material impact on its results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 153 will have a material impact on its results of operations and financial condition.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (“FSP No. 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1. The FASB’s guidance is not expected to have a material impact on the Company’s results of operations and financial condition.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company is evaluating the requirements of FIN 47 and does not expect the application of FIN 47 to have a material impact on its results of operations or financial position.

Note 2. Acquisitions

The Company did not execute any acquisitions during the quarter ended March 31, 2005.

On April 7, 2005, the Company entered into an agreement to acquire Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts, for $33 million in cash and to assume and convert outstanding options to purchase Quallaby common stock into options to acquire Micromuse common stock as adjusted for the value of the per share merger consideration. The Company expects this transaction to be completed during the quarter ended June 30, 2005, subject to completion of certain closing conditions. Lloyd Carney, who currently serves as Chairman of the Board and Chief Executive Officer of the Company, is a limited partner, with no voting rights, in two investment funds that hold preferred stock in Quallaby Corporation. Based on the current agreement to acquire Quallaby, Mr. Carney’s interest in the consideration to be received by these funds is estimated to be less than $20,000, which the Company’s Board deemed immaterial.

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. The total severance accrual balance of $0.3 million as of March 31, 2005 is expected to be paid by September 30, 2005.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of March 31, 2005, the remaining $345 thousand accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the six months ended March 31, 2005 (in thousands):

	Fiscal 2002 Restructuring Plan Facility	Fiscal 2003 Restructuring Plan Severance	Total
Accrual balance at September 30, 2004	$347	$646	$993
Non-cash charges	4	—	4

Accrual balance at December 31, 2004	351	646	997
Restructuring charges	4	—	4
Non-cash charges	—	(306)	(306)
Changes due to foreign currency exchange rates	(2)	(7)	(9)
Cash paid during the three months ended March 31, 2005	(8)		(8)

Accrual balance at March 31, 2005	$345	$333	$678

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

Note 5. Subsequent Events

On April 27, 2005, the Company announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. No purchases under this program have been made to date.

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

The Company generated $37.9 million in total revenue in the three-month period ended March 31, 2005, a decrease of 3% sequentially and 1% decrease year-over-year. License revenue was $20.0 million, up 3% sequentially. Net income for the quarter was $4.1 million or $0.05 per diluted share as compared with $559 thousand or $0.01 per diluted share in the comparable period of the prior fiscal year.

Cash, cash equivalents and investments at March 31, 2005 were $193.3 million, up by about $0.6 million sequentially, but down by about $1.8 million from a year ago. Cash flow from operations was negative for the three months, but positive for the six months, ended March 31, 2005 and the Company remains debt free. Deferred revenue was $50.6 million at March 31, 2005, up from $47.7 million in the prior quarter.

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

Recent Events

On April 7, 2005, we entered into an agreement to acquire Quallaby Corporation, a private-held software company based in Lowell, Massachusetts, for $33 million in cash and to assume and convert outstanding options to purchase Quallaby common stock into options to acquire Micromuse common stock as adjusted for the value of the per share merger consideration. We expect this transaction to be completed during the quarter ended June 30, 2005, subject to completion of certain closing conditions.

On April 27, 2005, we announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

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

Non-GAAP Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information may exclude certain non-cash and special charges, consisting primarily of the amortization and impairment of goodwill and other intangible assets, write-off of in-process research and development, restructuring costs, costs of the restatement and related litigation, certain stock-based compensation, executive recruiting costs, and related income tax effects. We believe the disclosure of the non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our condensed consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
As a Percentage of Total Revenues:
Revenues:
License	52.7%	53.0%	51.2%	53.8%
Maintenance and services	47.3%	47.0%	48.8%	46.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	4.7%	4.0%	4.0%	3.8%
Maintenance and services	8.9%	7.2%	9.0%	7.0%
Amortization of developed technology	2.3%	4.0%	2.9%	4.0%

Total cost of revenues	15.9%	15.2%	15.8%	14.8%

Gross profit	84.1%	84.8%	84.2%	85.2%

Operating expenses:
Sales and marketing	37.4%	41.3%	39.3%	41.7%
Research and development	20.1%	21.5%	19.7%	21.2%
General and administrative	17.0%	15.7%	17.8%	15.1%
Stock based compensation	0.0%	1.1%	0.0%	0.7%
Restatement and related litigation costs	0.3%	4.8%	0.3%	5.1%
Amortization of other intangible assets	0.5%	0.1%	0.3%	0.1%
Restructuring costs	-0.8%	0.0%	-0.4%	0.0%

Total operating expenses	74.5%	84.7%	77.0%	83.9%

Income from operations	9.6%	0.1%	7.1%	1.3%
Other income, net	2.8%	1.9%	3.2%	2.3%

Income before income taxes	12.4%	2.0%	10.4%	3.6%
Income tax provision	1.5%	0.6%	1.4%	1.0%

Net income	10.9%	1.5%	9.0%	2.6%

As a Percentage of Related Revenues:
Cost of license revenues	8.9%	7.6%	7.8%	7.1%
Cost of maintenance and services revenues	18.7%	15.3%	18.4%	15.2%

MICROMUSE INC.

Revenues.

Revenues decreased to $37.9 million and increased to $76.8 million in the three months and six months ended March 31, 2005, from $38.3 million and $75.5 million in the comparable periods of the prior year. License revenues decreased to $20.0 million and $39.3 million in the three months and six months ended March 31, 2005, respectively, from $20.3 million and $40.6 million in the comparable periods of the prior year. The decrease in license revenues in the three and six months ended March 31, 2005 was primarily due to increased purchasing scrutiny by our customers and the lengthening of the sales cycle. Maintenance and services revenues decreased to $17.9 million and increased to $37.5 million in the three months and six months ended March 31, 2005, respectively, from $18.0 million and $34.9 million in the comparable periods of the prior year. Maintenance and services revenues in the three months ended March 31, 2005 were essentially flat compared to the three months ended March 31, 2004. The increase in maintenance and services in the six months ended March 31, 2005 was primarily due to an increase in the renewal of back maintenance contracts that had previously expired. License revenues as a percentage of total revenues was 52.7% and 51.2% in the quarter and six months ended March 31, 2005, as compared to 53.0% and 53.8% in the comparable periods of the prior year.

Cost of Revenues.

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues was 8.9% and 7.8% in the three months and six months ended March 31, 2005, as compared to 7.6% and 7.1% in the comparable periods of the prior year. The change in cost of license revenue as a percentage of license revenue in the three months and six months ended March 31, 2005 is mainly due to a change in the mix of license revenue and related licensing agreements in those periods that led to an increase in sales of licenses with related technology license fees payable to third parties. The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 18.7% and 18.4% in the quarter and six months ended March 31, 2005, as compared to 15.3% and 15.2% in the comparable periods of the prior year. The change in cost of maintenance and service revenues as a percentage of maintenance and services revenue in the three months and six months ended March 31, 2005 is principally due to additional headcount and travel expenses related to training our technical services employees and customers and higher technical support costs.

Cost of amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. and NHI over two to six years. The decrease in the cost of the amortization of developed technology in the three months and six months ended March 31, 2005 as compared to the same periods of the prior year is due to certain intangibles becoming fully amortized during the three and six months ended March 31, 2005.

Sales and Marketing Expenses.

Sales and marketing expenses decreased to $14.2 million and $30.1 million in the quarter and six months ended March 31, 2005, from $15.8 million and $31.5 million in the comparable periods of the prior year. The decrease in sales and marketing expenses in the three months ended March 31, 2005 as compared to the same period of the prior year is primarily due to a decrease in payroll related costs, including a reduction in the allocation of costs of the technical services department to sales related activities, which totaled $1.8 million. This was offset by an increase in recruiting and consulting fees. The decrease in sales and marketing expenses in the six months ended March 31, 2005 as compared to the same period of the prior year is primarily due to a decrease in the allocation of costs of the technical services department to sales related activities, offset by an increase in payroll related costs in the first quarter ended December 31, 2004, which totaled $1.8 million in the six months ended March 31, 2005. This was offset by an increase in costs associated with a user group conference and tradeshows in the first quarter ended December 31, 2004. Sales and marketing expenses as a percentage of total revenues decreased to 37.4% and 39.3% in the quarter and six months ended March 31, 2005, as compared to 41.3% and 41.7% in the comparable periods of the prior year. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses.

Research and development expenses decreased to $7.6 million and $15.1 million in the quarter and six months ended March 31, 2005, from $8.2 million and $16.0 million in the comparable periods of the prior year. The decrease in research and development expenses in the three months ended March 31, 2005 as compared to the same period of the prior year is primarily due to a decrease in consulting fees of $0.2 million, a decrease in payroll related expenses of $0.1 million, and decrease in general overhead expenses of $0.3 million. The decrease in research and development expenses in the six months ended March 31, 2005 as compared to the same period of the prior year is primarily due to a decrease in general overhead expenses of $0.8 million, a decrease in payroll related expenses of $0.3 million, offset by an increase in allocation of the costs of the technical services department of $0.2 million. Research and development costs as a percentage of total revenues decreased to 20.1% and 19.7% in the quarter and six months ended March 31, 2005, as compared to 21.5% and 21.2% the comparable periods of the prior year. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses increased to $6.4 million and $13.7 million in the quarter and six months ended March 31, 2005, from $6.0 million and $11.3 million in the comparable periods of the prior year. The increase in general and administrative expenses in the three months ended March 31, 2005 is primarily due to an increase in payroll related expenses of $0.3 million, increased recruiting fees of $0.3 million, increased accounting and legal professional fees of $0.3 million, and increased other miscellaneous expenses of $0.2 million, offset by a decrease in bad debt expense of $0.7 million. The increase in general and administrative expenses in the six months ended March 31, 2005 is primarily due to an increase in payroll related expenses of $0.6 million, increased recruiting fees of $0.5 million, increased consulting fees of $0.4 million, and increased accounting and legal professional fees of $0.9 million. General and administrative expenses as a percentage of revenues decreased to 17.0% and 17.8% in the quarter and six months ended March 31, 2005, from 20.6% and 20.1% in the comparable periods of the prior year. Additional information relating to expense trends in fiscal 2005 is set forth under “Overview” above.

Amortization of Other Intangible Assets.

Amortization of other intangible assets increased to $173 thousand and $221 thousand in the quarter and six months ended March 31, 2005, from $47 thousand and $95 thousand in the comparable period of the prior year. The charges reflect the amortization of intangible assets over estimated useful lives of six months to six years. The increase in the three months and six months ended March 31, 2005 as compared to the same periods of the prior year is primarily due to certain intangibles becoming fully amortized during the current period.

Restructuring Costs.

A credit of $0.3 million was recorded in the three months ended March 31, 2005 primarily as a result of a favorable settlement in relation to a restructuring severance case.

Other Income, Net.

Other income, net, increased to $1.1 million and $2.5 million in the three months and six months ended March 31, 2005, from $732 thousand and $1.7 million in the comparable period of the prior year. The increase was primarily due to increased interest income resulting from higher interest rates.

Income Tax Provision.

Income taxes increased to $0.6 million and $1.1 million in the quarter and six months ended March 31, 2005, from $0.2 million and $0.8 million in the comparable periods of the prior year. The increase was mainly due to the increase of income before tax and offset by a decrease in the income tax rate. The decrease in the income tax rate is a result of a larger proportion of income being earned in lower taxed jurisdictions in the quarter and six months ended March 31, 2005.

Liquidity and Capital Resources.

As of March 31, 2005, we had $73.5 million in cash and cash equivalents and $119.8 million in marketable securities, as compared to $38.2 million in cash and cash equivalents and $155.3 million in marketable securities as of September 30, 2004. The net increase in cash and cash equivalents in the six months ended March 31, 2005, was due primarily to net sales of marketable securities of $35.5 million, in addition to proceeds from the issuance of common stock of $2.1 million, offset by capital expenditures of $2.7 million, payments for the purchase of patents of $2.0 million, and the effect of unfavorable changes in foreign exchange rates of $0.9 million. The most significant adjustments to reconcile net income to net cash provided by operating activities were the net increase in accounts receivables of $11.5 million which was primarily the result of a majority of our sales occurring toward the end of the period, the net increase in deferred revenue of $6.7 million which is attributable to the increase in the customer base and the renewal of several large maintenance contracts in the three months ended March 31, 2005, and the net increase in accrued expenses of $0.8 million which was primarily the result of increased trade accruals, and also depreciation and amortization expenses of $4.0 million.

On April 27, 2005, we announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. No purchases under this program have been made to date.

As of March 31, 2005, our principal commitments consisted primarily of obligations under operating leases.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the quarter ended March 31, 2005, in the contractual obligations that we reported in this portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K.

Working Capital

Our working capital was $77.4 million at March 31, 2005 as compared to $19.4 million at September 30, 2004, an increase of $58.0 million. The increase in working capital was primarily the result of a $47.5 million increase in cash and short-term investments, an $11.5 million increase in net accounts receivable, offset by a $1.7 million increase in income taxes payable, a $2.7 million increase in the current portion of deferred revenue, and a $2.3 million increase in accounts payable and accrued expenses. As stated in Note 1 “reclassifications,” certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $52.5 million in auction rate securities from cash and cash equivalents to long-term investments on the September 30, 2004 consolidated balance sheet. This reclassification is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.” The working capital amounts given above include the effects of this reclassification.

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

In addition to conditions we fulfilled relating to filing the Form 10-K for the fiscal year ended September 30, 2003, and Forms 10-Q for the first two quarters in fiscal 2004, the Nasdaq panel decision requires the Company to file timely with the SEC all periodic reports for all reporting periods ended on or before March 31, 2005. If the Company fails to do so, it will not be entitled to a new hearing on the matter and its securities may be immediately delisted from the Nasdaq Stock Market. If there should be any other events of noncompliance with the Nasdaq listing standards other than required SEC filings, the Company would be entitled to notice of the deficiency and an opportunity to present a definitive plan to regain compliance.

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

If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our company could be materially and adversely affected.

Although we are endeavoring to document and test internal control over financial reporting with a goal of reporting effective internal control in our fiscal year 2005 Form 10-K due in December 2005, we may not achieve this goal. We have not fully remediated the material weaknesses that contributed to the restatement of our financial statements reported in our fiscal year 2003 Form 10-K filed in May 2004, and we have subsequently identified other material weaknesses described in Part I, Item 4 of this Form 10-Q.

There is a risk that we may not be able to timely remediate and test those material weaknesses prior to the end of fiscal year 2005 and that we may discover other additional material weaknesses, not currently known, as of the end of our fiscal year 2005. Under SEC rules and accounting standards, if there is any material weakness outstanding as of the end of an annual reporting period, we must report that our internal control over financial reporting is not effective. To the extent that ineffective internal controls are part of our disclosure controls and procedures, we would also likely conclude that our disclosure controls and procedures are not effective. We are also required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for their intended purposes. If we fail to do so, our business, results of operations or financial condition, and the value of our stock, could be materially harmed.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, have instituted remedial measures concerning our accounting controls and procedures, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. We have also reported in Part I, Item 4 of this Form 10-Q additional and continuing material weaknesses in internal control over financial reporting identified by our outside auditors. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and the nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that have placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. In addition, we have increased our headcount from 532 employees on September 30, 2004 to 551 employees on March 31, 2005. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In the quarters ended September 30, 2002 and December 31, 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the Company periodically engages in internal reorganizations and/or integrating acquired companies or technologies that may negatively affect our performance and our employee turnover as well as recruitment and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 50%, 46% and 48% of our total revenues in the three months ended March 31, 2005, fiscal 2004 and fiscal 2003 respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens) and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers that deliver advanced communications services to their customers accounted for approximately 55%, 64% and 60% of our total revenues in the three months ended March 31, 2005, fiscal 2004 and fiscal 2003 respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

Our current and prospective competitors offer a variety of solutions to address the fault and service level and enterprise network management markets and generally fall within the following five categories:

•	customer’s internal design and development organizations that produce service level management and network management applications for their particular needs, in some cases using multiple instances of products from hardware and software vendors such as Hewlett-Packard Company;

•	vendors of network and systems management frameworks including Computer Associates International, Inc.;

•	vendors of network and systems management applications including Hewlett-Packard Company and BMC Software, Inc;

•	providers of specific market applications; and

•	systems integrators serving the telecommunications industry which primarily provide programming services to develop customer specific applications including TTI and Agilent Technologies, Inc.

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

Our sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers are highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software is generally used for division-wide or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

We depend on our key personnel, and the loss of any of our key personnel could harm our business.

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Also, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees, who often expect to realize value from stock options. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel. We have also experienced difficulties and associated risks in hiring and retaining employees in our Finance department described in Part I, Item 4 of this Form 10-Q.

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

We have relied on stock options and Employee Stock Purchase Plan participation as a significant element of our compensation philosophy, and the requirement to expense options and other share-based payments commencing with our fiscal first quarter ending December 31, 2005 will adversely affect our results of operations and financial condition, and may negatively affect the goals of our compensation philosophy.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is October 1, 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our results of operations and financial condition. In addition, this requirement and possible future changes in our share-based payment plans and compensation practices in response to this requirement may negatively affect our ability to use share-based payments to attract, retain and motivate our employees.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc, a developer of flexible object modeling and root-cause analysis software. In December 2002, we completed the acquisition of Lumos Technologies, Inc., a developer of sophisticated technology for managing Layer 1 networks. In August 2003, we completed the acquisition of NETWORK HARMONi, Inc. (NHI) a former OEM partner and developer of intelligent agents which provides the core data collection technology within Netcool®/System Service Monitors™ (Netcool/SSMs) and Netcool®/Application Service Monitors™ (Netcool/ASMs), which gather realtime information about distributed systems, servers, and applications across the IT infrastructure. NHI’s OpCenter product is a lightweight centralized IT management and problem resolution system that is ideally tailored for mid-sized enterprise IT infrastructures. The Company also assumed several pending patent applications that had already been filed by NHI. In April 2005, we entered into an agreement to acquire Quallaby Corporation, a privately-held software company.

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

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2005 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to the product and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including its applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of March 31, 2005, we had approximately $57.4 million of goodwill and other intangible assets, which relates primarily to the acquisitions of CAN, NetOps, RiverSoft, Lumos and NHI. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2005, we had approximately 80.6 million shares of common stock outstanding, excluding approximately 18.7 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.63 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock, or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

We have various mechanisms in place to discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of Micromuse that a stockholder may consider favorable. The provisions include:

•	“blank check” preferred stock that could be used by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

•	a classified board of directors with staggered, two-year terms, which may lengthen the time required to gain control of the board of directors.

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

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of March 31, 2005, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 2.4%.

MICROMUSE INC.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that their evaluation has provided them with reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although our management originally concluded in the Form 10-K filed on December 14, 2004, that disclosure controls and procedures were effective as of our fiscal year end at September 30, 2004, the subsequent first quarter review and discovery of certain errors relating back to September 30, 2004, has recently led management to conclude that disclosure controls and procedures were not effective as of September 30, 2004. The primary error related to the under-reporting of a sales commission expense due to an arithmetic mistake in computing the amount owed. Micromuse concluded these errors did not warrant a correction to the previously filed financial statements for the fiscal year ended September 30, 2004, as these errors in aggregate were not material to the financial statements. Nevertheless, management has re-evaluated disclosure controls and procedures in light of the subsequent facts.

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

See also Risk Factors – “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business,” “If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our company could be materially and adversely affected,” and “If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed” in Part I, Item 2 of this report.

MICROMUSE INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The parties have engaged in fact discovery, the period for which ended in May 2004, with the parties continuing to address outstanding fact and expert discovery issues. The case has been removed from the trial calendar pending consideration of claim construction issues and the Company’s defenses. The Company has presented significant defenses to Aprisma’s claims of patent infringement, but it is premature to assess the likely outcome of this litigation. Micromuse will continue to vigorously defend its position and pursue the counterclaims against Aprisma. On January 26, 2005, the Company filed an action in the United States District Court for the Southern District of New York against Aprisma Management Technologies, Inc., alleging that certain Aprisma SPECTRUM products infringe patents now owned or jointly owned by Micromuse. Micromuse is seeking compensatory and enhanced damages and injunctive and other relief in that suit. Additionally, Micromuse has filed with the U.S. Patent and Trademark Office (PTO) requests to re-examine three of the patents at issue in the Aprisma suit on the basis that they are invalid. The PTO has granted all three of these requests and the results of the PTO’s re-examinations are pending.

On November 10, 2003, Agilent Technologies, Inc. (“Agilent”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringes two patents, one of which is held by Agilent and the other of which is jointly owned by Agilent and Hewlett-Packard Company (“HP”). The complaint seeks injunctive relief, as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. In a ruling dated April 15, 2004, the court granted Micromuse’s motion to transfer and ordered that the lawsuit be moved to the United States District Court for the Southern District of New York, where that court granted the Company’s motion for a more definite statement, requiring Agilent to file a more definite statement of its claims. In response to Agilent’s amended complaint filed pursuant to the court’s order, the Company asserted counterclaims seeking a declaration that the two patents in suit are invalid and unenforceable and are not infringed by the Company or its products, and seeking dismissal. In addition, the Company filed a counterclaim against Agilent asserting that certain Agilent products infringe a patent owned by the Company (the “Infringement Counterclaim”). Pre-trial discovery in the Agilent Litigation has commenced. Based upon current knowledge, the Company maintains that it has not and does not infringe the patents asserted by Agilent. It is not possible at the present time to assess the likelihood of a favorable or unfavorable outcome in the Agilent Litigation, including with respect to the Infringement Counterclaim, or the range of possible loss to the Company in the event of an unfavorable outcome. The Company intends to vigorously defend itself against Agilent’s infringement claims. Additionally, on January 26, 2005, the Company filed an action in the United States District Court for the Southern District of New York against Agilent Technologies, Inc., alleging that certain Agilent OSS Service Assurance Solution Products including one or more of its NETeXPERT VSM, FIREHUNTER and/or Service Assurance Application products infringe patents now owned or jointly owned by Micromuse. Micromuse is seeking compensatory and enhanced damages and injunctive and other relief in that suit.

Between January 12, 2004 and March 5, 2004, seven securities class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and seek an unspecified amount of damages. The complaints assert causes of action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the Company’s decision to restate its previously issued financial statements for the fiscal years ended September 30, 2001 and 2002 and for the quarters ended December 31, 2000 through June 30, 2003 and the Company’s decision to adjust its preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2003, as initially announced on October 29, 2003. The Court has granted plaintiffs’ motion to consolidate those actions and name the law firm of Berman, DeValerio, Pease, Tabacco, Burt & Pucillo as Lead Plaintiffs’ Counsel. Plaintiffs have filed a consolidated amended complaint in accordance with the court-ordered schedule. The Company will continue to vigorously defend these lawsuits until their conclusion.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, 2004, those actions were consolidated and the law firm of Robbins, Umeda & Fink was named as Lead Plaintiffs’ Counsel in those actions. On March 3, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in another derivative action, purportedly brought by shareholders on the Company’s behalf, filed in the District Court for the Northern District of California. The derivative complaints allege that, as a result of the events underlying the restatement, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. The Federal District Court has abstained from exercising jurisdiction over the federal derivative action and has dismissed the action. Plaintiffs have appealed the Federal District Court’s ruling to the Ninth Circuit Court of Appeals, which appeal is pending.

On January 15, 2004, the Securities and Exchange Commission notified the Company that it had initiated an informal inquiry regarding the Company. During 2004 the Company responded to requests for information relating to the restatement and believes it has fully cooperated with these requests.

The Company is also subject to other pending or threatened litigation from time to time in addition to the matters specifically listed above, including other cases now pending. When we believe there is a likelihood that a loss has occurred or is probable and the amount of that loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Currently, we have not accrued for a legal contingency.

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part I, Item 2 of this Form 10-Q “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights” and “We restated our annual and quarterly financial statements for 2001, 2002, and the first three quarters of 2003, we did not file our Annual Report on Form 10-K for fiscal year 2003 on a timely basis, and we did not file our Quarterly Report on Form 10-Q for the first quarter of 2004 on a timely basis. Litigation and regulatory proceedings regarding the restatement of our Consolidated Financial Statements could seriously harm our business.”

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

Micromuse did not repurchase shares of its common stock during the fiscal quarter ended March 31, 2005. On July 22, 2004, we announced a program under which Micromuse may repurchase up to 2,000,000 shares of its common stock over the next 12 months. We reported purchases of 1,000,000 shares in the fourth quarter of fiscal 2004 in our Form 10-K filed on December 14, 2004. On April 27, 2005, we announced a program which supersedes the previous repurchase program and under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. No purchases under this plan have been made to date.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on February 3, 2005, in San Francisco, California. Of the 78,729,750 shares outstanding as of the record date, 75,179,839 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as Directors of the Company:

Nominee	Votes for	Votes Withheld	Broker Non-Votes
Lloyd A. Carney	72,525,335	2,654,504	0

David C. Schwab	60,928,904	14,250,935	0

(2) To ratify the Audit Committee’s appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending September 30, 2005.

Votes For:	54,750,744
Votes Against:	20,410,449
Votes Abstaining:	18,646
Broker Non-Votes:	0

Item 5.	Other Information.

Not applicable.

MICROMUSE INC.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Micromuse Inc., Sydney Acquisition Inc. (subsidiary of Micromuse) and Quallaby Corporation (incorporated by reference from Exhibit 2.1 in our Form 8-K filed with the SEC on April 13, 2005).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.03	1998 Employee Stock Purchase Plan, as amended and restated effective February 1, 2005, as filed herewith.

10.20†	Micromuse Inc. FY2005 Incentive Compensation Program, effective February 3, 2005, as filed herewith.

31	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Combined Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with regard to certain omitted portions of this document.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2005.

MICROMUSE INC.
(Registrant)

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ IAN HALIFAX
Ian Halifax Chief Financial Officer (Principal Financial Officer)