Form 10-Q
period 2005-06-30
MICROMUSE INC
filed 2005-08-09
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

80,218,634 shares of Common Stock, $0.01 par value, were outstanding as of August 3, 2005

MICROMUSE INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MICROMUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2005	September 30, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,031	$38,232
Short-term investments	58,770	24,469
Accounts receivable, net	25,587	19,901
Prepaid expenses and other current assets	12,588	8,893

Total current assets	175,976	91,495
Property and equipment, net	6,913	5,002
Long-term investments	66,144	130,873
Goodwill	82,747	50,240
Other intangible assets, net	15,168	6,743

Total assets	$346,948	$284,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,968	$4,283
Accrued expenses	27,566	9,545
Accrued payroll	10,648	10,863
Income taxes payable	9,352	6,460
Deferred revenue, current portion	63,294	40,912

Total current liabilities	115,828	72,063
Deferred revenue, less current portion	17,765	3,023

Total liabilities	133,593	75,086
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 81,076 and 79,982 shares outstanding as of June 30, 2005 and September 30, 2004, respectively	811	800
Additional paid-in capital	230,907	216,580
Deferred stock compensation	(3,111)	—
Treasury stock	(7,147)	(7,147)
Accumulated other comprehensive loss	(3,239)	(1,833)
Retained earnings	(4,866)	867

Total stockholders’ equity	213,355	209,267

Total liabilities and stockholders’ equity	$346,948	$284,353

*	September 30, 2004 balances are derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues:
License	$17,691	$17,690	$56,981	$58,297
Maintenance and services	21,579	17,135	59,061	52,002

Total revenues	39,270	34,825	116,042	110,299

Cost of revenues:
License	1,983	1,468	5,035	4,355
Maintenance and services	3,934	3,140	10,824	8,456
Amortization of developed technology	1,018	1,527	3,214	4,515
Amortization of deferred stock compensation	24	—	24	—

Total cost of revenues	6,959	6,135	19,097	17,326

Gross profit	32,311	28,690	96,945	92,973

Operating expenses:
Sales and marketing	16,075	15,696	46,224	47,181
Research and development	8,838	8,102	23,990	24,121
General and administrative	6,786	6,684	20,456	17,975
Stock based compensation and amortization of deferred stock compensation	903	—	903	553
Write-off of in-process research and development	2,200	—	2,200	—
Restatement and related litigation costs	191	1,616	447	5,466
Litigation settlement expense	10,900	—	10,900	—
Amortization of other intangible assets	240	48	461	143
Restructuring costs (recoveries)	21	—	(281)	—

Total operating expenses	46,154	32,146	105,300	95,439

Loss from operations	(13,843)	(3,456)	(8,355)	(2,466)
Other income, net	1,448	1,151	3,916	2,865

Income (loss) before income taxes	(12,395)	(2,305)	(4,439)	399
Income tax provision	220	181	1,294	938

Net loss	$(12,615)	$(2,486)	$(5,733)	$(539)

Per share data:
Basic net loss per share	$(0.16)	$(0.03)	$(0.07)	$(0.01)
Diluted net loss per share	$(0.16)	$(0.03)	$(0.07)	$(0.01)
Weighted average shares used in computing:
Basic net loss per share	80,882	78,993	80,641	78,760
Diluted net loss per share	80,882	78,993	80,641	78,760

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,733)	$(539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,056	7,576
Stock based compensation and amortization of deferred stock compensation	927	553
Tax benefit related to exercise of stock options	827	464
Write-off of in-process research and development	2,200	—
Changes in assets and liabilities:
Accounts receivable, net	(4,818)	(12,551)
Prepaid expenses and other current assets	(3,275)	(3,133)
Accounts payable	447	(1,108)
Accrued expenses	13,081	3,025
Income taxes payable	1,573	(40)
Deferred revenue	32,542	8,789

Net cash provided by operating activities	43,827	3,036

Cash flows from investing activities:
Capital expenditures	(3,243)	(2,862)
Investment purchases	(59,517)	(165,980)
Investment sales	89,945	176,672
Acquisition of business, net of cash received	(31,546)	(425)
Receipt of historical Riversoft tax refund	310	—
Payments for purchase of patents	(2,000)	—

Net cash provided by (used in) investing activities	(6,050)	7,405

Cash flows from financing activities:
Proceeds from issuance of common stock from options exercised	3,552	3,170

Net cash provided by financing activities	3,552	3,170

Effects of exchange rate changes	(530)	(1,564)

Net increase in cash and cash equivalents	40,799	12,047
Cash and cash equivalents at beginning of period	38,232	89,385

Cash and cash equivalents at end of period	$79,031	$101,432

See accompanying notes to the condensed consolidated financial statements

MICROMUSE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements are the unaudited historical financial statements of Micromuse Inc. and subsidiaries (the “Company”) and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004, and amended and on May 10, 2005. The September 30, 2004 condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current fiscal year or other future interim periods.

Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior amounts to conform to the current year presentation. In particular, certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $52.5 million in auction rate securities from cash and cash equivalents to long-term investments on the September 30, 2004 consolidated balance sheet. This reclassification is based on the Company’s interpretation of the definition of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services employees in various departments and the areas benefited by that time. Total costs of the technical services department were $6.1 million and $16.9 million for the three-month and the nine-month periods ended June 30, 2005, respectively, and $6.6 million and $19.3 million for the three-month and the nine-month periods ended June 30, 2004, respectively. The allocation rates applied to these department costs were 32% to cost of revenue, 60% to sales and marketing, and 8% to research and development in the three-month period ended June 30, 2005, 31% to cost of revenue, 62% to sales and marketing, and 8% to research and development in the nine-month period ended June 30, 2005, and 21% to cost of revenue, 74% to sales and marketing, and 5% to research and development in the three-month and nine-month periods ended June 30, 2004. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the consolidated statement of operations but will not impact net income.

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

Excluded from the computation of diluted earnings per share for the three months and nine months ended June 30, 2005 were options to acquire 13.2 million and 15.3 million shares of common stock, respectively, because its effect would be anti-dilutive. Also excluded from the computation of the diluted earnings per share for the three months and nine months ended June 30, 2005 was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because their effect would be anti-dilutive. Excluded from the computation of diluted loss per share for the three months and nine months ended June 30, 2004 were options to acquire 13.5 million and 7.7 million shares of common stock, respectively, because their effect would be anti-dilutive. Our diluted earnings per share is equal to the basic earnings per share for the three months and nine months ended June 30, 2005 and 2004.

MICROMUSE INC.

Concentration of Revenues and Accounts Receivable

One third-party distributor customer accounted for approximately 10% and 14% of revenues for the three-month and the nine-month periods ended June 30, 2005, respectively, as compared to 15% and 16% in each of the same periods of the prior year. No single end-user customer accounted for greater than 10% of revenues for the three-month and nine-month periods ended June 30, 2005 and 2004. As of June 30, 2005, no single customer has an account balance greater than 10% of accounts receivable. As of September 30, 2004, one customer has an account balance greater than 10% of accounts receivable.

Accounts Receivable

Accounts receivable includes an allowance for doubtful accounts of $0.7 million and $1.0 million as of June 30, 2005 and September 30, 2004, respectively.

Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is net foreign currency translation adjustments. Other comprehensive income (loss), net of tax, for the quarter ended June 30, 2005 was a gain of $0.4 million, as compared to a gain of $0.2 million for the quarter ended June 30, 2004. Other comprehensive loss, net of tax, for the nine months ended June 30, 2005 and 2004, was $1.4 million and $29 thousand, respectively.

Stock Based Compensation

At June 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in the notes included in the Form 10-K as filed with the Securities Exchange Commission on December 14, 2004, and amended on May 10, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore no stock-based employee compensation cost is reflected in the condensed consolidated statement of operations related to option grants for the three months and nine months ended June 30, 2005. In June 2005, the Company completed the acquisition of Quallaby Corporation (refer to Note 2) and assumed and converted Quallaby options to 1.6 million Company options. In connection with this acquisition, the Company recorded deferred compensation in the amount of $3.6 million, based on the intrinsic value of unvested options at the date of acquisition, which is being amortized over the remaining service period underlying the options. In the three months ended June 30, 2005, the Company recorded $0.4 million of stock based compensation related to this amortization. In addition, the Company recorded $0.5 million of stock based compensation related to the accelerated vesting provisions of a former executive’s stock options awards.

In February 2005, the Company amended certain provisions of its Employee Stock Purchase Plan (“Plan”) by adding a sub-plan for new participants (eligible employees who had not participated in the Plan prior to February 1, 2005). The Plan specifically authorizes the Compensation Committee of the Company’s Board of Directors to adopt rules and make other policy decisions with regard to the administration and operation of the Plan. The Committee determined that it was appropriate and advisable to establish a sub-plan to the Plan, effective from February 1, 2005, for the purpose of allowing eligible employees to participate in a revised form of the Plan beginning with the February 1, 2005 offering. In particular, the sub-plan reduced the offering period to six months, with no look-back or re-set provisions and provided that the purchase price for each share of stock purchased at the close of an offering period under the sub-plan shall be 85% of the fair market value of such share on the last trading day before the commencement of the next applicable offering period. In July 2005, the Company further amended certain provisions of its Plan. In particular, the amendment reduces all ongoing offering periods to 6 months; the purchase price for each share of stock purchased at the close of an offering period under the amended Plan remains at 85% of the fair market value of such share on the last trading day before the commencement of the next applicable offering period, there remains no look-back or re-set provisions and the dates for the commencement of each subsequent offering periods have been extended to February 10 and August 10. See also Recently Issued Accounting Pronouncements below concerning new requirements to expense share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(12,615)	$(2,486)	$(5,733)	$(539)
Add: Stock based compensation expense, included in net loss, net of tax of $0	927	—	927	553
Less: Stock based compensation determined under SFAS No.123, net of tax of $0	(4,481)	(7,129)	(13,549)	(21,454)

Net loss, pro-forma	$(16,169)	$(9,615)	$(18,355)	$(21,440)

Basic and diluted net loss per share, as reported	$(0.16)	$(0.03)	$(0.07)	$(0.01)
Basic and diluted net loss per share, pro-forma	$(0.20)	$(0.12)	$(0.23)	$(0.27)

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

The Company markets its products primarily from the United States. International sales are primarily to customers in continental Europe and Asia Pacific. Information regarding regional revenues, which are based on the location of the end-user, and long lived assets in different geographic regions, is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$17,372	$19,348	$54,394	$61,297
United Kingdom	9,885	5,597	20,733	14,676
Other international	12,013	9,880	40,915	34,326

Total	$39,270	$34,825	$116,042	$110,299

	June 30, 2005	September 30, 2004
Long – lived assets:
United States	$89,732	$44,193
International	15,096	17,792

Total	$104,828	$61,985

Goodwill and Other Intangible assets

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased the amortization of goodwill. As of June 30, 2005 and September 30, 2004, the Company had unamortized goodwill and other intangible assets of $97.9 million and $57.0 million, respectively. These amounts included $82.7 million and $50.2 million of goodwill as of June 30, 2005 and September 30, 2004, respectively. The change in goodwill is primarily due to the acquisition of Quallaby and foreign exchange fluctuations related to certain goodwill denominated in British pounds. The change in other intangible assets is primarily due to the acquisition of Quallaby, the purchase of certain patents, all net of amortization recorded during the period. The amortization period of other intangible assets is over their estimated useful lives of six months to six years.

The following tables set forth the carrying amount of other intangibles assets that will continue to be amortized (in thousands):

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,564	$(21,098)	$9,466
Customer contracts	3,758	(1,298)	2,460
Trademarks and patents	5,425	(2,182)	3,243

Intangibles related to business acquisitions	$39,747	$(24,578)	$15,169

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,371	$(17,892)	$6,479
Customer contracts	1,362	(1,233)	129
Trademarks and patents	807	(672)	135

Intangibles related to business acquisitions	$26,540	$(19,797)	$6,743

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Developed technology	$1,018	$1,527	$3,214	$4,515
Customer contracts	56	6	68	19
Trademarks	184	42	393	124

Total amortization	$1,258	$1,575	$3,675	$4,658

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortizations
Fiscal Year
2005 (remainder of fiscal year)	$1,222
2006	4,412
2007	4,241
2008	2,876
2009	2,159
Thereafter	259

Total	$15,169

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company is evaluating the requirements of SFAS 154 and does not expect the application of SFAS 154 to have a material impact on its results of operations or financial position.

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on October 1, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 153 will have a material adverse impact on its results of operations and financial condition.

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

Note 2. Acquisitions

On June 30, 2005, the Company entered into an agreement to acquire GuardedNet, Inc., a privately-held software company based in Atlanta, Georgia, for $16.2 million in cash. On August 1, 2005, the acquisition was completed.

On April 8, 2005, the Company entered into an agreement to acquire Quallaby Corporation (“Quallaby”), a privately-held software company based in Lowell, Massachusetts. On June 1, 2005, the Company completed its acquisition of Quallaby. Subject to the terms of the merger agreement, the Company paid $33.0 million in cash for all the issued share capital of Quallaby, assumed and converted certain stock options held by Quallaby employees, resulting in issuance of options to purchase 1.6 million shares of the Company’s common stock, valued at $5.9 million, and incurred transaction costs of $1.6 million consisting primarily of legal and financial services fees, for a total of $40.5 million. The valuation of the options assumed pursuant to the acquisition uses the following assumptions: 4-year term, volatility of 0.5439, annual interest rate of 3.60%, 0.00% dividend yield, and the closing price of the Company’s stock on June 1, 2005. The transaction was accounted for under the purchase method of accounting with Quallaby’s results of operations included from the acquisition date.

Under purchase accounting, the purchase price is allocated to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on an evaluation and review of the net assets acquired, the amounts and components of the purchase price along with the allocation of the purchase price are as follows: (in millions)

Options assumed	$5.9
Cash	33.0
Transaction costs	1.6

Total purchase price	$40.5

Fair market value of liabilities assumed less tangible assets acquired, net	$(4.2)
Intangible assets:
In-process research and development	2.2
Existing technology	5.2
Core technology	1.0
Maintenance agreements	1.4
Trademark	1.0
Customer relationships	1.0
Goodwill	32.9

Total intangible assets	44.7

Net assets acquired	$40.5

The value of identifiable intangible assets was determined in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations. Existing technology represents the value of the existing technology for products which have been developed and reached technological feasibility. The value is calculated based on the implicit income derived from revenues for sales of existing technology. Based on the product life cycle, historical product lives, and new functionality arising from each product release, existing technology is estimated to have a useful life of four to five years and will be amortized on a straight line basis. Core technology represents a combination of design methodologies, processes and trade secrets. The acquired core technology represents core modular architecture that is used in the Quallaby products, both current and planned future releases. The value is calculated based on an estimate of the royalties saved because Quallaby owns the technology. Core technology is estimated to have a useful life of four to five years, and will be amortized on a straight line basis. The value of maintenance agreements represents the implicit income derived as a result of the fees customers pay Quallaby when customers enter into maintenance and support contracts. Based on historical attrition rates, the useful life of the maintenance agreements is estimated to be four to five years, and will be amortized on a straight line basis. The value of the trademark represents the estimated royalties saved because Quallaby owns the trademark, based on an estimated royalty rate. Based on the estimated useful life of the technology, the useful life of the trademark is estimated to be five years, and will be amortized on a straight line basis. The value of customer relationships represents revenue generated by Quallaby from sales of future versions of the existing product to existing customers. The value is calculated based on an estimate of the implicit income derived from this. Based on customer attrition and technology obsolescence, the useful life of customer relationships is estimated to be four to five years.

Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of tangible and intangible assets purchased less liabilities assumed. Residual goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested at least annually for impairment.

Micromuse identified four research projects in areas for which technological feasibility had not been established and no alternative future uses existed. These four projects represent research and development to create the next generation versions and new applications of its primary software products. Two of the four projects were approximately 11% to 15% complete, and the other two of the four projects were approximately 85% to 88% complete, as of the date of the close of the transaction. Micromuse estimates that it will cost approximately $1.2 million in additional research and development expenses to complete these four projects. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. Key assumptions utilized in determining these values include:

•	discount rate of 20 to 22%, representing the cost of capital as related to the estimated time to complete the projects and the level of risk involved; and

•	the percentage of completion for the projects, determined using costs incurred prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility.

Results for the Quallaby acquisition have been included in our consolidated results of operations beginning on June 1, 2005. The following pro forma results of operations for the six months ended March 31, 2005 and 2004 assume the acquisition occurred at the beginning of the year ended September 30, 2004. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had the companies been combined during the specified period. The pro forma information excludes non-recurring items which consist only of acquired in-process technology expense of $2.2 million: (in million, except per share amounts)

	Six months ended March 31,
	2005	2004
Net revenue	$78,869	$77,922
Net loss	$(2,329)	$(2,874)
Basic net loss per share	$(0.03)	$(0.04)
Diluted net loss per share	$(0.03)	$(0.03)

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. As of June 30, 2005, no severance accrual balance is outstanding related to the 2002 or 2003 restructuring plan.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of June 30, 2005, the remaining $0.3 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through December 2005.

The following table sets forth the restructuring activity for the nine months ended June 30, 2005 (in thousands):

	Fiscal 2002 Restructuring Plan Facility	Fiscal 2003 Restructuring Plan Severance	Total
Accrual balance at September 30, 2004	$347	$646	$993
Non-cash charges	4	—	4

Accrual balance at December 31, 2004	351	646	997
Restructuring charges	4	—	4
Recoveries	—	(306)	(306)
Changes due to foreign currency exchange rates	(2)	(7)	(9)
Cash paid during the three months ended March 31, 2005	(8)	—	(8)

Accrual balance at March 31, 2005	$345	$333	$678
Restructuring charges	—	21	21
Changes due to foreign currency exchange rates	(14)	—	(14)
Cash paid during the three months ended June 30, 2005	(8)	(354)	(362)

Accrual balance at June 30, 2005	323	—	$323

Note 4. Litigation

In addition to the matters specifically listed in Part II, Item 1 Legal Proceedings, the Company is also subject to other pending or threatened litigation from time to time, including other cases now pending. The Company records liabilities based on claims for which management believes a loss is probable and for which management can reasonably estimate the amount and range of loss. As noted in Part II, Item 1 Legal Proceedings, the Company reached an agreement with Agilent Technologies, Inc. to settle two patent infringement lawsuits. In addition to this matter, the Company recorded a provision, reflecting a probable amount the Company will be required to pay in settlement of the two patent infringement suits between the Company and Aprisma. A charge for both of these settlements, which totals $10.9 million, is included in the Company’s consolidated results of operations for the three months and nine months ended June 30, 2005.

Note 5. Subsequent Events

In June, 2005, the Company executed a lease agreement for new corporate office space in San Francisco with an initial term, beginning August 1, 2005, of ten years and five two-year renewal terms which the Company does not consider, on an individual basis, to be a material obligation. The Company expects to complete the move-in to the new corporate office space at the beginning of fiscal year 2006.

On April 27, 2005, the Company announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. The Company began repurchasing its shares under this program in August, 2005.

MICROMUSE INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004, and amended on May 10, 2005.

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

The Company generated $39.3 million in total revenue in the three-month period ended June 30, 2005, an increase of 4% sequentially and a 13% increase year-over-year. License revenue was $17.7 million, down 11% sequentially. Net loss for the three-month period was $12.6 million or $0.16 per diluted share as compared with a net loss of $2.5 million or $0.03 per diluted share in the comparable period of the prior fiscal year.

Cash, cash equivalents and investments at June 30, 2005 were $203.9 million, up by $10.6 million sequentially, and up by $12.5 million from a year ago. Cash flow from operations was positive for the three months and nine months ended June 30, 2005 and the Company remains debt free. Deferred revenue was $81.1 million at June 30, 2005, up from $50.6 million in the prior quarter.

As a result of our multinational operations and sales, our operating results are subject to fluctuations based upon changes in the exchange rates of certain currencies, particularly the British pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, our principal product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. The net foreign exchange impact to the consolidated results of operations is insignificant.

Recent Events

On April 27, 2005, the Company announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. The Company began repurchasing its shares under this program in August, 2005.

On June 30, 2005, the Company entered into an agreement to acquire GuardedNet, Inc., a privately-held software company based in Atlanta, Georgia, for $16.2 million in cash. On August 1, 2005, the acquisition was completed.

In June, 2005, the Company executed a lease agreement for new corporate office space in San Francisco with an initial term of ten years and five two-year renewal terms which the Company does not consider, on an individual basis, to be a material obligation. The Company expects to fully move into the new corporate office space at the beginning of fiscal year 2006.

On June 1, 2005, the Company completed its acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts, pursuant to an Agreement and Plan of Merger dated as of April 7, 2005. Subject to the terms of the merger agreement, the purchase price was $33 million in cash, and the Company also assumed and converted outstanding options to purchase Quallaby common stock into options to acquire approximately 1.6 million shares of the Company’s common stock.

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

We believe the following are the critical accounting policies and estimates that are used in the preparation of our consolidated financial statements:

Revenue Recognition. Our revenues are derived from license revenues for our Netcool family of products, as well as associated maintenance, consulting and training services revenues. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognize revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on the renewal price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the maintenance of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that maintenance is delivered.

For all of our software arrangements, we defer revenue for the fair value of the undelivered elements and recognize revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. We evaluate each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or an equivalent document from those customers who have previously negotiated a standard license arrangement with us. Sales to our resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain of our OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEM’s, evidence of sell-through to an end user is required as additional evidence that the arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEM’s is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable when normal payment terms exist and the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Legal contingencies. We are subject to various claims and legal actions arising in the ordinary course of business. When we believe that a loss has occurred or is probable and the amount of loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Currently, we have not accrued for a legal contingency except for the expected Aprisma settlement described below. Although we currently believe that the outcome of outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business or results of operations for any actual losses that may be incurred. As noted in Note 4, Litigation, the Company reached an agreement with Agilent Technologies, Inc. to settle two patent infringement lawsuits. In addition, the Company recorded a provision, reflecting a probable amount the Company will be required to pay in order to reach a settlement, related to a patent infringement suit brought against the Company by Aprisma. A charge for both of these items, which totals $10.9 million, is included in our results of operations for the three months and nine months ended June 30. 2005.

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

MICROMUSE INC.

Results of Operations

The following table sets forth certain items in our condensed consolidated statement of operations as a percentage of total revenues, except as indicated:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
As a Percentage of Total Revenues:
Revenues:
License	45.0%	50.8%	49.1%	52.9%
Maintenance and services	55.0%	49.2%	50.9%	47.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	5.0%	4.2%	4.3%	3.9%
Maintenance and services	10.0%	9.0%	9.3%	7.7%
Amortization of developed technology	2.6%	4.4%	2.8%	4.1%
Amortization of deferred stock compensation	0.1%	0.0%	0.0%	0.0%

Total cost of revenues	17.7%	17.6%	16.4%	15.7%

Gross profit	82.3%	82.4%	83.6%	84.3%

Operating expenses:
Sales and marketing	40.9%	45.1%	39.8%	42.8%
Research and development	22.5%	23.3%	20.7%	21.9%
General and administrative	17.3%	19.2%	17.6%	16.3%
Stock based compensation and amortization of deferred stock compensation	2.3%	0.0%	0.8%	0.5%
Write-off of in-process research and development	5.6%	0.0%	1.9%	0.0%
Restatement and related litigation costs	0.5%	4.6%	0.4%	5.0%
Litigation settlement expenses	27.8%	0.0%	9.4%	0.0%
Amortization of other intangible assets	0.6%	0.1%	0.4%	0.0%
Restructuring costs	0.1%	0.0%	-0.2%	0.1%

Total operating expenses	117.6%	92.3%	90.8%	86.6%

Loss from operations	-35.3%	-9.9%	-7.2%	-2.3%
Other income, net	3.7%	3.3%	3.4%	2.6%

Income (loss) before income taxes	-31.6%	-6.6%	-3.8%	0.3%
Income tax provision	0.6%	0.5%	1.1%	0.9%

Net loss	-32.2%	-7.1%	-4.9%	-0.6%

As a Percentage of Related Revenues:
Cost of license revenues	11.2%	8.3%	8.8%	7.5%
Cost of maintenance and services revenues	18.2%	18.3%	18.3%	16.3%

MICROMUSE INC.

Revenues

Revenues increased to $39.3 million and $116.0 million in the three months and nine months ended June 30, 2005, from $34.8 million and $110.3 million in the comparable periods of the prior year. License revenues remained at $17.7 million for the three months ended June 30, 2005 and 2004, but decreased to $57.0 million from $58.3 million in the nine months ended June 30, 2005 and 2004, respectively. The decrease in license revenues in the nine months ended June 30, 2005 was primarily due to increased purchasing scrutiny by our customers and the lengthening of the sales cycle. Maintenance and services revenues increased to $21.6 million and increased to $59.1 million in the three months and nine months ended June 30, 2005, respectively, from $17.1 million and $52.0 million in the comparable periods of the prior year. The increase in maintenance and services in the three months and nine months ended June 30, 2005 was primarily due to an increase in the renewal of back maintenance contracts that had previously expired, plus the addition of a contract with significant maintenance portion earned during the three months ended June 30, 2005, as well as increased revenues from our professional services organization. License revenues as a percentage of total revenues was 45.0% and 49.1% in the three months and nine months ended June 30, 2005, as compared to 50.8% and 52.9% in the comparable periods of the prior year.

Cost of Revenues

The cost of license revenues consists primarily of technology license fees paid to third-party software vendors and production costs. Cost of license revenues as a percentage of license revenues was 5.0% and 4.3% in the three months and nine months ended June 30, 2005, as compared to 4.2% and 3.9% in the comparable periods of the prior year. The change in cost of license revenue as a percentage of license revenue in the three months and nine months ended June 30, 2005 is mainly due to a change in the mix of license revenue and related licensing agreements in those periods that led to an increase in sales of licenses with related technology license fees payable to third parties.

The cost of maintenance and services revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and services revenues as a percentage of maintenance and services revenues was 10.0% and 9.3% in the three months and nine months ended June 30, 2005, as compared to 9.0% and 7.7% in the comparable periods of the prior year. The change in cost of maintenance and service revenues as a percentage of maintenance and services revenue in the three months and nine months ended June 30, 2005 is principally due to additional headcounts in our professional services group and higher technical support costs.

Cost of amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc., NHI, and Quallaby over two to six years. The decrease in the cost of the amortization of developed technology in the three months and nine months ended June 30, 2005 as compared to the same periods of the prior year is due to certain intangibles becoming fully amortized during the three and nine months ended June 30, 2005.

Cost of amortization of deferred stock compensation relates to the amortization of deferred stock compensation expense recorded in the acquisition of Quallaby, to be amortized over the remaining service period underlying the options.

Sales and Marketing Expenses

Sales and marketing expenses increased to $16.1 million, but decreased to $46.2 million, in the three and nine months ended June 30, 2005, from $15.7 million and $47.2 million in the comparable periods of the prior year. The increase in sales and marketing expenses in the three months ended June 30, 2005 as compared to the same period of the prior year is primarily due to an increase in consulting fees of $0.2 million, an increase in recruiting costs of $0.1 million, and an increase in marketing and development expenses of $0.1 million. The decrease in sales and marketing expenses in the nine months ended June 30, 2005 as compared to the same period of the prior year is primarily due to a decrease of $4.0 million in the allocation of costs of the technical services department to sales related activities, offset by an increase in payroll related costs of $2.0 million, an increase in consulting fee of $0.4 million, an increase in recruiting costs of $0.2 million, and an increase in marketing and development expenses of $0.2 million. Sales and marketing expenses as a percentage of total revenues decreased to 40.9% and 39.8% in the three months and nine months ended June 30, 2005, as compared to 45.1% and 42.8% in the comparable periods of the prior year. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expenses

Research and development expenses increased to $8.8 million, but decreased to $24.0 million, in the three months and nine months ended June 30, 2005, from $8.1 million and $24.1 million in the comparable periods of the prior year. The increase in research and development expenses in the three months ended June 30, 2005 as compared to the same period of the prior year is primarily due to an increase in payroll related expenses of $0.7 million. The research and development expenses in the nine months ended June 30, 2005 did not decrease significantly as compared to the same period of the prior year. Research and development costs as a percentage of total revenues decreased to 22.5% and 20.7% in the three months and nine months ended June 30, 2005, as compared to 23.3% and 21.9% the comparable periods of the prior year. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses increased to $6.8 million and $20.5 million in the three months and nine months ended June 30, 2005, respectively, from $6.7 million and $18.0 million in the comparable periods of the prior year. The general and administrative expenses for the three months ended June 30, 2005 did not change significantly from the comparable period of the prior year. The increase in general and administrative expenses for the nine months ended June 30, 2005, as compared to the same period of the prior year, is primarily due to an increase in outside professional accounting and consulting fees of $1.2 million, a charge of $0.5 million pursuant to the severance agreement with one of the Company’s former executives, and an increase in payroll related expenses of $0.8 million. General and administrative expenses as a percentage of revenues decreased to 17.3%, but increased to 17.6%, in the three months and nine months ended June 30, 2005, from 19.2% and 16.3% in the comparable periods of the prior year. Additional information relating to expense trends in fiscal 2005 is set forth under “Overview” above.

Stock Based Compensation and Amortization of Deferred Stock Compensation

The increase in stock based compensation and amortization of deferred stock compensation expenses in the three months and nine months ended June 30, 2005 is primarily due to a charge of $0.9 million in the three months ended June 30, 2005 of which $0.5 million is related to the accelerated vesting provisions of a former executive’s stock option awards, and $0.4 million in amortization of deferred stock based compensation expense in relation to the assumption and conversion of Quallaby options as a result of the completion of the Quallaby acquisition.

Write-off of in-process research and development

At the time of the Quallaby acquisition, the Company’s management identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value for each of the projects was determined by estimated the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated value. This amount represents the value of research and development efforts related to technologies that had not reached technological feasibility and for which there was no future alternative use, as determined on the acquisition date, and accordingly expensed at the acquisition date.

Litigation settlement expense

On July 5, 2005, the Company reached an agreement with Agilent Technologies, Inc. to settle two patent infringement lawsuits. In addition, the Company recorded a provision, reflecting a probable amount the Company will be required to pay in settlement of the two patent infringement suits between the Company and Aprisma. A charge for both of these settlements, which totals $10.9 million, is included in our results of operations for the three months and nine months ended June 30. 2005.

Amortization of Other Intangible Assets

Amortization of other intangible assets increased to $0.2 million and $0.5 million in the three months and nine months ended June 30, 2005, from $48 thousand and $0.1 million in the comparable period of the prior year. The charges reflect the amortization of intangible assets over estimated useful lives of six months to six years. The increase in the three months and nine months ended June 30, 2005 as compared to the same periods of the prior year is primarily due to certain patents acquired during the three months ending March 31, 2005 and other intangibles acquired as part of the Quallaby acquisition.

Restructuring Costs

A credit of $0.3 million was recorded in the three months ended March 31, 2005 primarily as a result of a favorable settlement in relation to a restructuring severance case, offset by an additional charge of $21 thousand recorded in the three months ended June 30, 2005.

Other Income, Net

Other income, net, increased to $1.4 million and $3.9 million in the three months and nine months ended June 30, 2005, from $1.2 million and $2.9 million in the comparable period of the prior year. The increase was primarily due to increased interest income resulting from higher interest rates.

Income Tax Provision

Income taxes did not change significantly at $0.2 million, but increased to $1.3 million, in the three months and nine months ended June 30, 2005, from $0.2 million and $0.9 million in the comparable periods of the prior year. The increase was mainly a result of a larger proportion of income being earned in higher taxed jurisdictions in the nine months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had $79.0 million in cash and cash equivalents and $124.9 million in marketable securities, as compared to $38.2 million in cash and cash equivalents and $155.3 million in marketable securities as of September 30, 2004. The net increase of $40.8 million in cash and cash equivalents in the nine months ended June 30, 2005, was due primarily to an increase in deferred revenue of $32.5 million, net sales of investment securities of $30.4 million, an increase in accrued liabilities of $13.0 million, offset by the net cash paid of $31.5 million for the Quallaby acquisition. The most significant adjustments to reconcile net loss to net cash provided by operating activities were the net increase in deferred revenue of $32.5 million which was primarily the result of a license and maintenance contract signed with a customer, the increase in the customer base and the renewal of several large maintenance contracts in the nine months ended June 30, 2005, and the net increase in accrued liabilities of $13.1 million which was primarily the result of increased trade accruals, and also depreciation and amortization expenses of $6.1 million.

On April 27, 2005, the Company announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. The Company began repurchasing its shares under this program in August 2005.

As of June 30, 2005, our principal commitments consisted primarily of obligations under operating leases.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business during the three months ended June 30, 2005, in the contractual obligations that we reported in this portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our most recent Annual Report on Form 10-K. However, the Company did enter into a lease commitment for the Company’s new corporate office in San Francisco, as described in Part 1, Item 1, Note 5 Subsequent Events. The office leases acquired as a result of the Quallaby acquisition will expire between February 2006 to December 2009. The annual aggregated cost of these leases is less than $0.8 million.

Working Capital

Our working capital was $60.5 million at June 30, 2005 as compared to $19.4 million at September 30, 2004, an increase of $41.1 million. The increase in working capital was primarily the result of a $75.1 million increase in cash and short-term investments, and a $5.7 million increase in net accounts receivable, offset by a $18.0 million increase in accrued expenses and a $22.4 million increase in the current portion of deferred revenue. As stated in Note 1 “reclassifications,” certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $52.5 million in auction rate securities from cash and cash equivalents to long-term investments on the September 30, 2004 consolidated balance sheet. This reclassification is based on the Company’s interpretation of the definition of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.” The working capital amounts given above include the effects of this reclassification.

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

Although we are endeavoring to document and test internal control over financial reporting with a goal of reporting effective internal control in our fiscal year 2005 Form 10-K due in December 2005, we may not achieve this goal. During the past year, we have been remediating the material weaknesses that contributed to the restatement of our financial statements reported in our fiscal year 2003 Form 10-K filed in May 2004, and we have subsequently identified other material weaknesses described in Part I, Item 4 of this Form 10-Q.

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

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, have instituted remedial measures concerning our accounting controls and procedures, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. We have also reported in Part I, Item 4 of this Form 10-Q material weaknesses in internal control over financial reporting identified by our outside auditors in prior periods. Even though we’ve since made significant progress in remediating these material weakenesses, our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and the nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

Over the past few years, we have added customers, personnel and expanded the scope and geographic area of our operations that have placed and will continue to place a significant strain upon our management and our operating and financial systems and resources. In addition, we have increased our headcount from 532 employees on September 30, 2004 to 627 employees on June 30, 2005. Given the uncertainties discussed in this Risk Factors section, together with factors that might affect our ability to quickly expand or contract our work force around the world, it is difficult to predict future requirements for the number and type of employees in the fields and geographies in which we operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and its operating results.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 43%, 46% and 48% of our total revenues in the three months ended June 30, 2005, fiscal 2004 and fiscal 2003 respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens), Alcatel, and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers that deliver advanced communications services to their customers accounted for approximately 57%, 64% and 60% of our total revenues in the three months ended June 30, 2005, fiscal 2004 and fiscal 2003 respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

Our success is substantially dependent upon a limited number of key management, sales, product development, technical services and customer support personnel. The loss of the services of one or more of such key employees could harm our business. In addition, we are dependent upon our continuing ability to attract, train and retain additional highly qualified management, sales, product development, technical services and customer support personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Also, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees, who often expect to realize value from stock options. Because we face intense competition in our recruiting activities, we may be unable to attract and/or retain qualified personnel. In calendar year 2004, we have also experienced difficulties and associated risks in hiring and retaining employees in our Finance department.

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

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2002, we completed the acquisition of RiverSoft plc. In December 2002, we completed the acquisition of Lumos Technologies, Inc. In August 2003, we completed the acquisition of NETWORK HARMONi, Inc. In June and August 2005, we completed the acquisitions of Quallaby Corporation and GuardedNet, Inc., each privately-held software companies. Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

Substantially, all of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2005 and for the foreseeable future thereafter. Although we have Netcool/OMNIbus for Voice Networks, Netcool/Precision, Netcool/Visionary and other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to the product and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including its applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

We derive a significant portion of our revenues in any particular period from a limited number of customers. See “Concentration of Revenues and Accounts Receivable” in Note 1 of the Notes to Condensed Consolidated Financial Statements. We expect to derive a significant portion of our revenues from a limited number of customers in the future. If a significant customer, or group of customers, cancels or delays orders for our products, or does not continue to purchase our products at or above historical levels, our business will be harmed. For example, pre-existing customers may be part of, or become part of, large organizations that standardize using a competitive product. The terms of our agreements with our customers typically contain a one-time license fee and a prepayment of one year of maintenance fees. The maintenance agreement is renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, we generally do not have long-term customer contracts upon which we can rely for future revenues.

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

See Part II, Item 1 “Legal Proceedings” for a description of pending litigation relating to a claim of infringement against us.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of June 30, 2005, we had approximately $82.7 million of goodwill and other intangible assets, which relates primarily to the acquisitions of CAN, NetOps, RiverSoft, Lumos, NHI, and Quallaby. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our consolidated financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of June 30, 2005, we had approximately 81.1 million shares of common stock outstanding, including 1.4 million treasury shares, and excluding approximately 20.0 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.23 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock, or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. However, as of June 30, 2005, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the date of purchase are considered to be cash equivalents; investments with maturities at the date of purchase between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 2.9%.

MICROMUSE INC.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that their evaluation has provided them with reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall plan in calendar year 2004 to improve our financial processes and internal control over financial reporting included the hiring of a principal accounting officer to serve as Vice President of Global Finance. The individual we hired for this purpose in July 2004 left Micromuse in September 2004 to pursue other opportunities. Other finance department employees have also left Micromuse during calendar year 2004, and we announced in July 2004 that our then current Chief Financial Officer, Mr. Mike Luetkemeyer, would leave Micromuse at the end of calendar year 2004. Micromuse appointed Ian Halifax as our Chief Financial Officer, effective January 17, 2005. We also appointed a Vice President, Finance and Corporate Controller effective January 27, 2005, and hired a number of other finance department personnel since then. In late July, we also designated our Vice President, Finance and Corporate Controller as our principal accounting officer.

Although in 2005 we hired a new Chief Financial Officer, a Vice President, Finance and Corporate Controller and additional personnel in the Finance department, these staffing circumstances delayed our ability to implement certain of the controls and procedures we described in Item 9A of our Form 10-K for the fiscal year ended September 30, 2003, filed on May 17, 2004, and contributed to material weaknesses in our internal control described above. Items previously delayed include improved systems processes intended to reduce manual journal entries and implementation of a global purchase order system.

We believe we have addressed most of the prior weaknesses in staffing our Finance department and have made progress in upgrading our financial processes. However, until our management formally assesses internal control over financial reporting and obtains our auditors’ attestation report on that assessment required to be included in our next Form 10-K, we are not able to provide a meaningful report on the status of our internal control remediation efforts.

See also Risk Factors – “If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our company could be materially and adversely affected,” and “If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed” in Part I, Item 2 of this report.

MICROMUSE INC.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On December 9, 2002, Aprisma Management Technologies, Inc. filed a complaint against Micromuse Inc. in the U.S. District Court for the District of New Hampshire. The complaint alleges that Micromuse’s network and systems management products, including our Netcool products, infringe six patents held by Aprisma. The complaint seeks injunctive relief as well as unspecified compensatory and enhanced damages, attorneys’ fees, interest, costs and expenses. The parties have engaged in fact discovery, the period for which ended in May 2004, with the parties continuing to address outstanding fact and expert discovery issues. The case has been removed from the trial calendar pending consideration of claim construction issues and the Company’s defenses. The Company has presented significant defenses to Aprisma’s claims of patent infringement. On January 26, 2005, the Company filed an action in the United States District Court for the Southern District of New York against Aprisma Management Technologies, Inc., alleging that certain Aprisma SPECTRUM products infringe patents now owned or jointly owned by Micromuse. Micromuse is seeking compensatory and enhanced damages and injunctive and other relief in that suit. Additionally, Micromuse has filed with the U.S. Patent and Trademark Office (PTO) requests to re-examine three of the patents at issue in the Aprisma suit on the basis that they are invalid. The PTO has granted all three of these requests and the results of the PTO’s re-examinations are pending. The parties are currently working on the terms of a settlement agreement, which the Company expects to execute shortly. Once finalized, the Company intends to set forth the material terms of such agreement in a filing with the Commission. The Company has accrued a liability for the expected settlement payment.

On July 5, 2005, the Company announced that it had entered into a settlement agreement relating to the previously disclosed patent lawsuits with Agilent Technologies, Inc. Under the settlement, the lawsuits were terminated in exchange for a broad cross-license between the parties and the payment by Micromuse of a non-material sum of money to Agilent. The settlement was reached with no admission of liability or wrongdoing by any party.

On June 27, 2005, the Company announced that settlement agreements relating to the federal securities class action lawsuit and related federal derivative suit had been reached. The agreements have been submitted to the United States District Court for the Northern District of California for approval. If the agreements are approved, the lawsuits will be terminated in exchange for a payment by Micromuse that will have no material adverse financial impact on the Company, as it will be covered largely by the Company’s insurance policies. The agreements were reached with no admission of liability by any party and were entered into to avoid costly and time consuming litigation by all parties.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, 2004, those actions were consolidated and this case is still pending. The derivative complaints allege that, as a result of the events underlying the restatement in early 2004, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants.

The Company is also subject to other pending or threatened litigation from time to time in addition to the matters specifically listed above, including other cases now pending. When we believe there is a likelihood that a loss has occurred or is probable and the amount of that loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Currently, we have not accrued for a legal contingency except for the expected Aprisma settlement described above.

The litigation matters specifically listed above and other pending or future litigation are inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part I, Item 2 of this Form 10-Q “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights”.

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

Micromuse did not repurchase shares of its common stock during the fiscal quarter ended June 30, 2005. On July 22, 2004, we announced a program under which Micromuse may repurchase up to 2,000,000 shares of its common stock over the next 12 months. We reported purchases of 1,000,000 shares in the fourth quarter of fiscal 2004 in our Form 10-K filed on December 14, 2004, and amended on May 10, 2005. On April 27, 2005, the Company announced a program under which Micromuse may repurchase up to 6,000,000 shares of its common stock over the next 12 months. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities. The Company began repurchasing its shares under this program in August 2005.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

The information in this item is provided in lieu of filing a Form 8-K to report equivalent information under Form 8-K Item 1.01 Entry into a Material Definitive Agreement and Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Appointment of Principal Accounting Officer.

On August 9, 2005, Micromuse Inc. announced in a press release that it has appointed Steven Vattuone, as Principal Accounting Officer, effective July 27, 2005.

Mr. Vattuone, age 37, joined Micromuse on January 27, 2005, as Micromuse’s Vice President, Finance and Corporate Controller. Prior to joining Micromuse, Mr. Vattuone served as the Corporate Controller of Macrovision, a developer and licensor of copy protection, electronic licensing and rights management technologies. Before joining Macrovision in November 2002, he served as the Vice President, Finance of Organic, Inc., an internet professional services provider from November 2000 to August 2002. From November 1996 to November 2000, Mr. Vattuone served as the Corporate Controller and a Director in the finance department of Brio Software. Prior to Brio Software, Mr. Vattuone held several positions at PricewaterhouseCoopers LLP, most recently as a Business Assurance Manager in their San Jose, California office. He holds an M.B.A. from Santa Clara University and a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo. He is also a Certified Public Accountant in the State of California.

Micromuse entered into an employment agreement with Mr. Vattuone as of January 27, 2005, a copy of which is attached to this report as Exhibit 10.21. Under the employment agreement, Mr. Vattuone is employed on an “at will” basis, is entitled to a base salary at a gross annual rate of not less than $175,000, and is eligible to receive an incentive bonus with a quarterly target bonus amount of $12,500 per quarter ($50,000 per year). Micromuse also agreed to grant Mr. Vattuone non-statutory stock options covering 75,000 shares, with a term of 7 years and vesting over 4 years such that 18,750 shares are exercisable and vested upon his completing 12 continuous months of full-time employment following the date of grant, and thereafter 1/48th of the total option shares become vested and exercisable monthly. If Micromuse terminates his employment for any reason other than cause or permanent disability, or he resigns for good reason, or he is terminated in connection with a change of control or a corporate transaction involving an acquisition of Micromuse (all as respectively defined in the agreement), he is entitled to additional benefits specified in the agreement.

This brief description of the employment agreement is qualified by reference to the provisions of the agreement attached to this report as Exhibit 10.21.

MICROMUSE INC.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Micromuse Inc., Sydney Acquisition Inc. (subsidiary of Micromuse) and Quallaby Corporation (incorporated by reference from Exhibit 2.1 in our Form 8-K filed with the SEC on April 13, 2005).

2.2	Agreement and Plan of Merger dated as of June 30, 2005, by and among Micromuse Inc., Brinks Acquisition, Inc. (subsidiary of Micromuse), and GuardedNet, Inc. (incorporated by reference from Exhibit 2.2 to Form 8-K filed by Micromuse on July 1, 2005).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 in our Form 10-K filed with the SEC on December 21, 2001).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.2 in our amended registration statement on Form S-1, No. 333-58975, as filed with the SEC on July 13, 1998).

10.21	Employment Agreement as of January 27, 2005, by and between Steven Vattuone and Micromuse Inc.

31	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Combined Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

MICROMUSE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2005.

MICROMUSE INC.
(Registrant)

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney
Chairman and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ IAN HALIFAX
Ian Halifax
Chief Financial Officer
(Principal Financial Officer)