Form 10-K
period 2005-09-30
MICROMUSE INC
filed 2005-12-14
CIK 1036425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No. 000-23783

MICROMUSE INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3288385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 Townsend Street

Suite 475

San Francisco, California 94103

(415) 568-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on March 31, 2005, based upon the closing price of a share of the Registrant’s common stock as reported by the Nasdaq National Market on that date, was approximately $365.2 million. As of November 30, 2005, there were 79,686,049 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the annual meeting of stockholders scheduled to be held in San Francisco, California on February 8, 2006, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

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

Micromuse develops, markets and supports a market-leading suite of ultra-scalable, highly configurable, and rapidly deployable software solutions for business and service assurance. Our company defines business and service assurance as the effective monitoring, management and reporting of the health and integrity of applications, systems and network elements underlying an Information Technology (IT) service delivery and support infrastructure. Micromuse’s Netcool® product suite collects, consolidates, analyzes and displays—within the world’s most complex IT infrastructures—realtime availability, performance, security, and business data.

Actionable intelligence in the form of service models, network topologies, key performance indicators, drill-down diagrams, and detailed event lists are delivered to business and operational users via realtime, graphical views that drive more effective decision-making, greater operational efficiency, and improved service quality to customers. Netcool’s patented data access and policy-based management capabilities streamline IT workflow by reducing maintenance-intensive tasks and decreasing the time it takes to identify and correct emerging service problems.

We market and distribute our products to customers through our own sales force, OEMs, value-added resellers and systems integrators. For example, we currently have distribution agreements with Cisco Systems, Alcatel, IBM Global Services, Siemens, Ericsson, Nortel, Huawei, and Sun Microsystems. These strategic partnerships are instrumental not only for the distribution—but also for the implementation—of Netcool solutions that address the changing business, operational, and regulatory needs of the world’s most demanding customers. As of September 30, 2005, we had licensed our software to 1,887 customers operating in and serving a variety of industries. Micromuse customers include BT, Cable & Wireless, Deutsche Telekom, Earthlink, General Electric, J.P. Morgan Chase, T-Mobile, and Verizon.

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

Micromuse was founded in 1989 in London, England, and in 1996 reorganized as a Delaware corporation and re-located its headquarters to San Francisco, California.

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

Business Developments

Changes in Executive Officers

On December 8, 2004, the Company announced the appointment of Ian Halifax as Chief Financial Officer, effective January 17, 2005. See Item 10, “Directors and Executive Officers of the Registrant,” of this Form 10-K for a description of Mr. Halifax’s business background.

Acquisitions

On June 1, 2005, the Company completed its acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts. On August 1, 2005, the Company completed its acquisition of GuardedNet, Inc. a privately-held software company based in Atlanta, Georgia. Additional information concerning these acquisitions is set forth in Note 2 in Notes to Consolidated Financial Statements contained in Item 8 of this report.

Products and Technology

Micromuse manufactures a suite of software products that deliver business and service assurance for enterprise, government and, service provider customers. Our Netcool®-brand software solutions offer extensive, differentiated management capabilities in the areas of Business Service Management, Network and Consolidated Operations Management, Security Information Management, Performance Management, and IP Convergence. Brief descriptions of Netcool products and solutions are provided below:

Business Service Management

Micromuse’s Business Service Management solutions provide assurance for services, applications, transactions, and processes that are delivered across a network infrastructure. Our BSM solution delivers simple but powerful dashboard views that communicate the behavior and status of key business services and applications, including the realtime business KPIs, operational metrics and SLA reporting that organizations require to attain optimal business performance. The Netcool BSM solutions encompass Netcool/Monitors, Netcool/Impact products, and Realtime Active Dashboards.

Netcool/Monitors support a variety of IP, Internet and wireless-based services and applications, and use ‘synthetic transactions’ to monitor availability and performance over fixed line and wireless infrastructures.

•	Netcool/Application Service Monitors™ (ASMs) provide detailed application and database monitoring for Oracle, Sybase, IBM Lotus Notes, Microsoft SQL Server, Microsoft Exchange, Microsoft Active Directory, IBM WebSphere, BEA Weblogic, SAP R/3, Apache and MS IIS. Netcool/ASMs monitor a variety of metrics from these applications and offer suggested resolution procedures aimed at repairing problems.

•	Netcool/System Service Monitors™ (SSMs) accurately measure the availability and performance of host systems and applications running on them. Its distributed systems management includes CPU utilization, memory utilization, and disk space and can track blocks, inodes, total and free files in each file system. Netcool/SSMs can also manage running processes and execute restarts when they go down.

•	Netcool/Data Center Monitors™ (DCMs) consolidate realtime management from IBM mainframe and midrange systems—the IBM S/390 (IBM zSeries) and IBM AS/400 (IBM iSeries). Netcool/DCMs allow you to monitor events across mainframe alerts such as VTAM sessions and MVS subsystems as well as midrange-computing systems. Netcool/DCMs identify problems before applications and services are affected.

•	Netcool/Internet Service Monitors™ (ISMs) for managing HTTP and HTTPS web pages and financial transactions help determine the cause of problems affecting eCommerce transactions. Netcool/ISMs measure the availability and performance of Web-based applications and offer Web-based historical reports that can be measured against service agreements. Netcool/ISMs that provide support for SMTP, POP3, and IMAP protocols ensure the availability and response time of email services. Netcool/ISMs also manage the underlying infrastructure protocols, such as DHCP, DNS, FTP, ICMP, NNTP, NTP, TCP Port, and Radius. Netcool/ISMs help ensure the availability of Internet, voice and wireless infrastructures.

•	The Netcool/Usage Service Monitors™ (USMs) provide usage-metering and show the status of network usage in realtime or over a period of time. These usage monitors measure how many people are using a device and/or service. They also allow you to view the usage for a given department or business unit such as the quantity of hits, or bandwidth usage.

•	The Netcool/Wireless Service Monitors™ (WSMs) for managing end-to-end availability and performance of WAP and SMS-based services act like a wireless service user to simulate transactions. These Netcool/Service Monitors can test page availability and content accuracy by connecting to defined WAP pages via WAP Gateways.

•	The Netcool/Active Experience Monitors™ (AEMs) provides -to-end monitoring in the real-world that increases visibility across business applications to improve overall IT service quality. When used as a stand-alone solution, or as part of the Micromuse Solution Suite, AEMs enable top-down management of business applications, services and processes providing unprecedented visibility into complex transactions, as well as the complex service infrastructure, across applications, systems and infrastructure.

Netcool/Impact shows the realtime business impact analysis of specific faults within the infrastructure. It allows customers to see how Netcool-collected events will impact IT-based business processes, services, and business-critical applications. Netcool/ Impact retrieves business process, customer and service information from a variety of databases and files. When events occur, Netcool/Impact automatically enriches Netcool/OMNIbus events by linking the right information with each event. This “enriched” event gives customers the knowledge needed to define resolution policies and instruct Netcool/Impact to take automatic corrective action on faults. In addition, it can escalate events to email, pagers and other systems—ensuring fast and efficient notification. Netcool/Impact’s analysis of events helps you prioritize work and focus on business-critical events.

Netcool/Realtime Active Dashboards (RAD) delivers realtime service modeling and reporting, allowing customers to model and monitor business services. From the top down, customers can drill into services and view data from underlying infrastructure components that are used to support the business service. Its graphical views can be customized to provide a complete picture of business process, IT workflow and faults—calculating how services are performing relative to SLAs historically and in realtime.

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

Network and Consolidated Operations Management

Micromuse Network and Consolidated Operations Management (NCOM) encompasses intelligent management of network faults, events and topology; a powerful “manager-of-managers” platform that delivers end-to-end visibility and control of complex infrastructures; and operational dashboards that allow customers to customize realtime views of operations and business services, based on geography, department, or supporting IT resources. There are three product groups that comprise the NCOM product area, which are Netcool/Omnibus, Netcool/Precision, and Executive Dashboards.

Netcool/OMNIbus™ is the cornerstone of the Netcool suite; this flagship product suite collects, consolidates, de-duplicates and correlates information from more than 1,000 network management platforms and devices, and presents realtime user-configurable views of faults, network, service and business status. This product suite allows network operations personnel to react to problems in their network infrastructure before they cause outages in service availability and/or to identify outages and their probable causes. These capabilities enable network managers to improve the reliability and functionality of their networks, thereby enhancing operating efficiencies, productivity and profitability of network operators and users. Environments supported by Netcool/OMNIbus include business applications, Windows and UNIX systems, data switches, voice switches, IP routers, frameworks and others. The components of the Netcool/OMNIbus product suite include the following:

•	Netcool ObjectServer™, the core component of Netcool/OMNIbus, is a high-speed database that collects event information from throughout the infrastructure. Netcool Probes & Monitors™ collect event messages from throughout the IT infrastructure and forward them to the Netcool ObjectServer for consolidation, filtering, de-duplication, suppression, and analysis.

•	Netcool Probes & Monitors collect and consolidate data from over 1,000 environments off-the-shelf. Netcool manages events at the device and system level while also testing service and application availability from the service user’s perspective.

•	Netcool Gateways™ interface to third-party databases and applications that need to share event data interactively with the Netcool/OMNIbus realtime event database engine. Examples of gateway-supported environments include Oracle, Sybase, SQL Server, Informix, Remedy, Clarify (Amdocs), Vantive (PeopleSoft), Siebel, and Metasolv.

Using generic probes, proprietary probes, standards-based probes (such as SNMP trapd and TL1), gateways, and monitors, Netcool/OMNIbus can collect data from virtually any networked environment.

Netcool/Precision™ is built on a flexible architecture designed specifically for modern networks. Utilizing its accurate topology and network connectivity information, Netcool/Precision monitors the network to locate and isolate network problems as they develop and reports these problems to network staff. This enables administrators to resolve problems fast, before they escalate into more serious outages that impact the availability and performance of critical business services. The components of the Netcool/Precision product suite include the following:

•	Netcool/Precision for IP Networks™ (Netcool/PrecisionIP) automatically discovers IP networks, gathering topology data to deliver a complete picture of devices and layer 2 and layer 3 connectivity, including MPLS, ATM and Frame networks. It monitors all discovered elements for status and continually updates its database with new device information as the network changes. When network problems occur, Netcool/PrecisionIP analyzes events and identifies the root cause of the problem—significantly reducing the time it takes to isolate network faults. Fully integrated with the Netcool suite, Netcool/PrecisionIP delivers a complete picture of network connectivity, and quickly isolates the source of network downtime.

•	Netcool/Precision for Transmission Networks™ (Netcool/PrecisionTN) discovers transmission layer (Layer 1) devices and collects fault, performance, inventory, facility and connection information. Netcool/Precision TN can integrate inventory, facility, and connection information from managed devices with Netcool/OMNIbus alerts so that operators can locate and diagnose network problems easily. The information collected can be visualized using Netcool/Precision TN’s rich web-based GUI. This information is stored in a MySQL or Oracle database, providing additional opportunities to generate reports and analyze network data.

•	Netcool/Visionary™ is like an “engineer in a box” and analyzes information from industry-standard SNMP devices and applications and provides real-time, device-centric diagnoses. Its patent-pending MicroCorrelation™ technology analyzes the SNMP Management Information Base information to pinpoint the underlying cause of hundreds of unique problems that pertain to specific devices. Whenever a device such as a server, switch or router shows a deviation from normal behavior, Netcool/Visionary provides an explanation for the condition—showing details on why problems occur and the recommended solution. Netcool/Visionary sends this data to Netcool/OMNIbus.

Executive Dashboards allow customers to customize realtime views of operations and business services, based on geography, department, or supporting IT resources. Point-and-click interfaces allow customers to address and prioritize the resolution of IT problems based upon their business or customer impact. Designed to meet the needs of both IT executives and operations personnel, the Netcool dashboards provide a ‘birds-eye’ view of services as well as detailed analysis of specific IT resources. The components of the Executive Dashboard product suite include the following:

•	Netcool/Desktop™ is the proprietary client interface into Netcool/OMNIbus, providing dynamic, intuitive, realtime views of the IT infrastructure. Customers can toggle easily among list-based, map-based, logical, topological, and graphical views of device-level and service-affecting events. Tools, notifications, and other applications can be launched from within the Netcool Desktop, enabling true, realtime, centralized IT management.

•	Netcool/Webtop™ is a richly-featured, web-based version of Netcool/Desktop, enabling Netcool views to be configured and accessed across a secure Web interface. In addition to providing “anytime,

anywhere” access over any Web-connected PC, Netcool/Webtop can be ported to any other type of web-enabled device, including PDAs and wireless devices. Netcool/Webtop can be configured easily into a wide range of operational and executive views for all types of users.

•	Netcool/Reporter™ receives event data from the Netcool/OMNIbus™ application and translates it into meaningful reports. By analyzing and presenting data generated over time, Netcool/Reporter provides long-term, retrospective information about the behavior of devices, systems and services. Its drill-down features and access to journals, details, and event histories allows managers to troubleshoot specific problems quickly and effectively.

Security Information Management

Netcool/NeuSecure®, Micromuse’s security information management platform, addresses the critical, growing market demand for security analysis, risk mitigation, incident management, and compliance software solutions. Netcool/NeuSecure® provides a solution for customers to automate data collection, analysis, incident recognition and reporting of security critical information, and provides a single console for the specialized needs of security operations.

Netcool/NeuSecure delivers centralized security management, heterogeneous log aggregation, realtime incident detection and correlation, integrated investigation and response tools, and reporting for audit and compliance, including pre-defined report templates for the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Gramm-Leach-Bliley Act, and Sarbanes-Oxley Act of 2002 (SOX).

Performance Management

Netcool/Proviso, Micromuse’s performance management solution, collects and generates single dashboard reports of performance statistics for the infrastructure, traffic, and applications that comprise the IP and VoIP domain layers.

At the core of Netcool/Proviso is a datamart for reporting, data mining and OSS integration. The DataMart provides flexible and rapid access to performance and user-defined meta-data, with multiple tiers of user-defined grouping. The unique combination of a scalable distributed architecture, centralized management, and flexible logic and reporting, enables service providers to consolidate performance management and customer-facing reporting functions into a single system that handles all of their networks, regardless of size or technology. This OSS consolidation is a pre-requisite for top-level organizational goals, such as reducing operating complexity and cost, enabling rapid creation of new services, and improving quality of service.

IP Convergence

Netcool for VoIP is a packaged solution for enterprises and managed service providers deploying Cisco IP Telephony/Communications. In order to address the growing market for IP-based services and the simultaneous delivery of data, voice, video and other services across a single infrastructure, we deliver solutions to monitor and manage services in an IP environment.

As market adoption of IP telephony continues to grow, corporate enterprises and managed service providers require tools that can provide visibility and management of VoIP services and applications. Micromuse’s Netcool for Voice Over IP solution (NfVoIP) provides a single, business-focused view of IP telephony and data services, with drill-downs to monitor the health of underlying resources.

Designed to address the functionality and scalability requirements of the largest and most complex networks, the solution supports all management domains running on the converged network—including LANs, WANs, applications, databases, storage devices and security systems and protocols—to simplify the management of large, complex IP Telephony environments. NfVoIP helps both voice & data operations teams efficiently address service problems such as call drops, jitter and latency, for improved reliability and quality of service.

Sales and Marketing

We market our software and services through our direct sales organization with United States offices in Atlanta, Dallas, New York, San Francisco, Arlington Heights, Illinois, Lowell, Massachusetts, and McLean, Virginia; and international offices in Australia, Austria, Brazil, China, France, Germany, India, Italy, Japan, the Netherlands, Poland, Singapore, Spain, and the United Kingdom, among other locations. Additionally, we have a growing channel consisting of OEMs, value-added resellers (VARs) and systems integrators.

Typically, the sales process will include an initial sales presentation, a product demonstration, at times a proof of concept evaluation, a closing meeting and a purchase process. The sales process typically takes six to nine months, although we have experienced shorter, longer and less predictable cycles. Companies often start with a moderate deployment of certain Netcool software components, and upon its demonstrated effectiveness subsequently make additional and larger purchases. A majority of our sales are from repeat customers who renew maintenance agreements and often purchase additional software as their networks expand, as they offer new services, or as additional sites within the customer account learn of the services provided by, and the benefits of, the Netcool software.

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

To achieve significant growth in revenues in the future we must continue to expand and improve the performance of our network of distribution partners. Our network of distribution partners currently includes OEMs, VARs, and systems integrators, such as Cisco Systems, Alcatel, IBM Global Services, Ericsson, Nortel, Huawei, and Sun Microsystems. These partners license our products at a discount to list price for re-licensing and may provide training, support and technical and customer services to the end users of our products. At times, members of our technical services organization will assist a channel partner with training and technical support. We offer a comprehensive channel-partnering program consisting of training, certification, technical support, priority communications regarding upcoming activities and products, and joint sales and marketing activities. There can be no assurance that we will be able to continue to attract and retain OEMs, VARs, and systems integrators or that such organizations will be able to market and sell our products effectively. In addition, there can be no assurance that our existing or future channel partners will continue to represent our products. See “Risk Factors—We need to continue to expand our distribution channels and retain our existing third-party distributors.”

International Operations

In part, because we first sold our software in the United Kingdom and were previously domiciled in London, sales of our software to end-users located outside of the United States (i.e., “international sales”) have historically comprised a significant portion of our total revenue. We attribute revenue from external customers to individual countries based on where the end user is located. International sales accounted for 52%, 51%, and 39% of total revenues in fiscal 2005, 2004, and 2003, respectively. A majority of these international sales were made to customers in the United Kingdom and Continental Europe. See “Risk Factors—Our business is subject to risks from global operations and we are exposed to fluctuations in currency exchange rates.”

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

Our research and development organization spans the United States, United Kingdom and Australia and includes team members who have joined Micromuse through our acquisitions of Calvin Alexander Networking (“CAN”), NetOps, RiverSoft plc, Lumos Technologies Inc. Network Harmoni (“NHI”), Quallaby, and GuardedNet. Research and development teams are organized around specific products and product families. These teams work closely with customers, product managers, technical service engineers, and salespeople to ensure that product specifications and enhancements are aligned to market requirements.

We have made and intend to continue to make substantial investments in research and development. Our total expenses for research and development for fiscal 2005, 2004, and 2003 were $35.1 million, $31.4 million, and $29.1 million, respectively. To date, our development efforts have not resulted in any capitalized software development costs.

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

Competition

As noted above, our products are designed for use in the evolving business and service assurance and enterprise network management markets. Competition in these markets is intense and is characterized by rapidly changing technologies, new and evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our current and prospective competitors offer a variety of solutions to address the infrastructure management, service-level management, and security management markets. Competitors generally fall within the following four categories: (i) customer’s internal design and development organizations that produce “homegrown” Service Level Management (SLM) and network management applications for their particular needs; (ii) vendors who provide enterprise network and systems management frameworks including Computer Associates International, Inc. and BMC Software, Inc; (iii) vendors who provide service provider network and systems management frameworks including Hewlett Packard and Team Telecom, Inc.; and (iv) vendors who provide niche management applications. With our recent acquisitions of Quallaby and GuardedNet in performance management and security information management, respectively, we face increased competition from performance management vendors such as InfoVista and security information management vendors such as ArcSight. In the future, as we enter new markets, we expect that such markets may have additional, market-specific competitors. Additionally, because there are relatively low barriers to entry in the software market, we have become aware of new and potential entrants in portions of our market space and we expect additional competition from these and other established and emerging companies. Increased competition may result in price reductions, reduced gross margins and/or loss of market share, any of which could materially adversely affect our business, operating results or financial condition.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is significantly dependent upon our proprietary software technology. We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications or claims from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results or financial condition could be materially adversely affected. See Part I, Item 3 “Legal Proceedings” for a description of litigation relating to claims of infringement against us.

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

Employees

As of September 30, 2005, we had 656 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

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

Our headquarters are located in approximately 19,622 square feet of office space in San Francisco, California under a lease that expires in September 2015. Our principal product development operations as well as our European headquarters are located in approximately 30,077 square feet of office space in London pursuant to a lease that expires in April 2009. We also maintain offices in Atlanta, Boston, Chicago, Dallas, Reston, New York, Santa Monica, Beijing, Dusseldorf, Frankfurt, Hong Kong, Madrid, Moscow, New Dehli, Paris, Perth, Rome, Sao Paulo, Shanghai, Singapore, Stockholm, Sydney, Taipei, Tokyo, Utrecht, Vienna and Warsaw. We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3.	Legal Proceedings

On September 30, 2005, the Company announced that it had entered into a settlement agreement relating to the previously disclosed patent lawsuits with Aprisma Management Technologies, Inc. Under the settlement, the lawsuits were terminated in exchange for the payment by Micromuse of $8.4 million to Computer Associates (the parent company of Aprisma) and the grant of certain patent cross-licenses and covenants not to sue between the two sides. The settlement was reached with no admission of liability or wrongdoing by any party.

On July 5, 2005, the Company announced that it had entered into a settlement agreement relating to the previously disclosed patent lawsuits with Agilent Technologies, Inc. Under the settlement, the lawsuits were terminated in exchange for a broad cross-license between the parties and the payment by Micromuse of $2.5 million to Agilent. The settlement was reached with no admission of liability or wrongdoing by any party.

On June 27, 2005, the Company announced that settlement agreements relating to the federal securities class action lawsuit and related federal derivative suit had been reached. The settlements were reached with no admission of liability or wrongdoing by any party. On December 7, 2005, the United States District Court for the Northern District of California held a final approval hearing for both settlements. On December 8, 2005, the Court entered its order approving the settlements as fair and reasonable and dismissing with prejudice the federal securities class action suit and the federal derivative suit.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, 2004, those actions were consolidated and this case is still pending. The derivative complaints allege that, as a result of the events underlying the restatement in early 2004, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. As a result of the stipulated settlement and dismissal with prejudice of the federal derivative suit described above, the Company and other defendants intend to seek dismissal of this action.

On November 28, 2005, a petition for appraisal was filed in the Delaware Chancery Court for New Castle County, relating to the Company’s acquisition of GuardedNet, Inc. on August 1, 2005. This action by 20 former shareholders of GuardedNet seeks appraisal of 800,000 shares of common stock formerly owned by them in GuardedNet, under Section 262 of the Delaware General Corporation Law. The suit has just commenced, and the Company’s management has not had an opportunity to thoroughly review the claims. At this time, the Company’s management believes that the case will not likely result in an adverse finding by the Chancery Court, and that any unexpected adverse finding would not have a material adverse effect on the Company. The Company intends to vigorously defend against the appraisal claims.

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

Pending or future litigation is inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part II, Item 7 of this Form 10-K “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights.”

Due to the inherent unpredictability of litigation, the Company cannot predict the outcome of pending matters with any certainty. Because of the uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the pending lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, management of the Company is unable to make a reasonable estimate of the losses that could result from these matters. Accordingly, no accruals for these contingencies have been recorded.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded publicly on the Nasdaq National Market under our trading symbol “MUSE”. The following table sets forth for the quarterly periods indicated the high and low sales prices of the common stock, based on the last daily sale, for the last two fiscal years:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
September 30	$7.88	$5.42	$6.74	$3.37
June 30	6.60	4.57	8.60	3.95
March 31	5.55	4.15	10.55	6.50
December 31	6.03	3.76	10.40	6.04

On November 30, 2005, the closing price of the common stock on the Nasdaq National Market was $7.41 per share. As of November 30, 2005, there were approximately 128 holders of record of the common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock during fiscal 2005, 2004, or 2003 and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2005 to August 31, 2005	946,000	$5.77	946,000
September 1, 2005 to September 30, 2005	662,500	6.73	662,500

Total	1,608,500	$6.16	1,608,500	4,391,500

(1)	On April 27, 2005, the Company announced a program under which it may repurchase up to 6,000,000 shares of its common stock over the next 12 months, of which 1,608,500 shares have already been acquired as of September 30, 2005. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2005, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data:

	Year ended September 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Revenues:
License	$81,097	$75,996	$67,156	$78,795	$148,362
Maintenance and services	79,662	70,581	58,995	60,587	64,215

Total revenues	160,759	146,577	126,151	139,382	212,577

Cost of revenues:
License	6,615	5,203	4,520	6,535	8,034
Maintenance and services	15,956	11,983	10,567	14,444	23,705
Amortization of developed technology	4,200	5,908	4,313	3,275	3,158

Total cost of revenues	26,771	23,094	19,400	24,254	34,897

Gross profit	133,988	123,483	106,751	115,128	177,680

Operating expenses	141,177	121,300	112,726	135,079	153,033

Income (loss) from operations	(7,189)	2,183	(5,975)	(19,951)	24,647
Interest and other income, net	5,304	3,847	4,565	5,810	6,959
Provision for income taxes	(1,941)	(1,642)	(372)	(2,572)	(9,899)

Net income (loss)	$(3,826)	$4,388	$(1,782)	$(16,713)	$21,707

Per share data:
Basic net income (loss) per share	$(0.05)	$0.06	$(0.02)	$(0.22)	$0.30
Diluted net income (loss) per share	$(0.05)	$0.05	$(0.02)	$(0.22)	$0.28

Weighted average shares used in computing :
Basic net income (loss) per share	79,251	78,479	75,981	74,551	72,500
Diluted net income (loss) per share	79,251	80,957	75,981	74,551	78,758

Consolidated Balance Sheets Data:

	As of September 30,
	2005	2004	2003	2002	2001
	(In thousands)
Total assets	$332,838	$284,353	$277,687	$261,637	$273,655
Retained earnings (accumulated deficit)	$(2,959)	$867	$(3,521)	$(1,739)	$14,974
Total stockholders’ equity	$209,425	$209,267	$203,756	$192,625	$200,834

Quarterly Financial Data (unaudited):

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)
Fiscal 2005:
Revenues	$44,717	$39,270	$37,866	$38,906
Gross profit	$37,019	$32,335	$31,858	$32,776
Income (loss) from operations	$1,166	$(13,843)	$3,645	$1,843
Net income (loss)	$1,907	$(12,615)	$4,141	$2,741
Basic net income (loss) per share	$0.02	$(0.16)	$0.05	$0.03
Diluted net income (loss) per share	$0.02	$(0.16)	$0.05	$0.03

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2004:
Revenues	$36,278	$34,825	$38,285	$37,189
Gross profit	$30,510	$28,690	$32,462	$31,821
Income (loss) from operations	$4,649	$(3,456)	$45	$945
Net income (loss)	$4,927	$(2,486)	$559	$1,388
Basic net income (loss) per share	$0.06	$(0.03)	$0.01	$0.02
Diluted net income (loss) per share	$0.06	$(0.03)	$0.01	$0.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2005, we had licensed our Netcool products to approximately 1,887 customers worldwide in comparison to approximately 1,780 customers in fiscal year 2004. This increase reflects the continued growth in customers in the enterprise sector, which generated 40% of total revenue in the fiscal year ended September 30, 2005, compared with 36% in the fiscal year ended September 30, 2004, and new customer growth in emerging geographical markets. We license our software through our direct sales force, OEMs and value-added resellers. Revenues from OEMs and resellers combined accounted for approximately 53%, 46% and 48% of our total license revenues for fiscal 2005, 2004 and 2003, respectively. Our ability to achieve significant additional revenue growth in the future will depend substantially on our success in recruiting and training sufficient sales and technical services personnel, maintaining our current distribution relationships and establishing additional relationships with OEMs, resellers and systems integrators.

Revenue increased by $14.2 million or 10% in fiscal 2005 compared to fiscal 2004. This increase was primarily attributable to new customers acquired and increased spending by existing customers. Revenue increased by $20.4 million or 16% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the growth of revenues in certain international markets which increased by 51% compared to fiscal 2003, and also due to an increasing impact of the economic recovery and a return to stability in the telecommunications sector. Our ability to achieve significant additional revenue growth and increased profitability in the future will depend substantially on our success in establishing an appropriate strategy to meet ongoing general economic and individual market conditions, increased diversification across market sectors, and increased market penetration in emerging growth markets such as Central and Eastern Europe and the Asia Pacific region.

Operating expenses in fiscal 2005 increased by $19.9 million or 16% compared to fiscal 2004. This increase was caused primarily by $10.9 million in litigation settlement expenses in fiscal 2005, a $2.2 million write-off of in-process research and development, an increase of $0.9 million in stock-based compensation and an increase of $0.7 million in amortization of other intangible assets, a $2.7 million increase in sales and marketing expenses, an increase of $3.7 million in research and marketing expenses, and an increase of $4.1 million in general and administration expenses, offset by a $5.0 million decrease in professional fees and costs relating to the restatement described in our Forms 10-K and 10-Q filed on May 17, 2004.

Operating expenses in fiscal 2004 increased by $8.6 million or 8% compared to fiscal 2003. This increase was caused primarily by professional fees and costs of $5.6 million relating to the restatement described in our Forms 10-K and 10-Q filed on May 17, 2004. This increase also includes $3.5 million of additional professional service fees associated with pending litigation not associated with the restatement in fiscal 2004 as compared to fiscal 2003 and a $4.3 million increase in G&A, offset by a $4.8 million decrease in restructuring costs.

As a result of our multinational operations and sales, our operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the British Pound, in relation to the U.S. dollar. For example, while our United States headquarters is located in San Francisco, California, a significant portion of our product development operations are located in London, England. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar. The increase in revenue in fiscal 2005 was impacted by exchange rates, primarily the strengthening British Pound, by approximately $1.7 million, and offset by the impact of the same exchange rates on expenses, with the net impact in fiscal 2005 being immaterial to the operations. For the fiscal years ended September 30, 2005, 2004 and 2003, license, maintenance and service revenues from customers located outside of the United States accounted for 52%, 51% and 39% of our total revenues, respectively. See Note 7 “Geographic and Segment Information” of Notes to Consolidated Financial Statements. Although we will continue to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business and operating results.

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

We believe the following are the critical accounting policies and estimates that are used in the preparation of the consolidated financial statements:

Revenue Recognition The Company’s revenues are derived from license revenues for its Netcool family of products, as well as associated maintenance, consulting and training services revenues. The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognizes revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement to be based on the price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the maintenance of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that this element has been delivered.

For all of its software arrangements, the Company defers revenue for the fair value of the undelivered elements and recognizes revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. The Company evaluates each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or an equivalent document from those customers who have previously negotiated a standard license arrangement with the Company. Sales to the Company’s resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEMs, evidence of sell-through to an end user is required as additional evidence that an arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEMs is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

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

Legal contingencies. We are subject to various claims and legal actions arising in the ordinary course of business. When we believe that a loss has occurred or is probable and the amount of loss is reasonably estimable, we will accrue for estimated losses in the accompanying consolidated financial statements. Although we currently believe that the outcome of outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business or results of operations for any actual losses that may be incurred. In July 2005, the Company reached an agreement with Agilent Technologies, Inc. to settle two patent infringement lawsuits. In addition, in September 2005, the Company reached a settlement related to a patent infringement suit brought against the Company by Aprisma. A charge for both of these items, which totaled $10.9 million, is included in our results of operations for the three months ended June 30, 2005 and the year ended September 30, 2005.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues, except as indicated:

	Year ended September 30,
	2005	2004	2003
Revenues:
License	50.4%	51.8%	53.2%
Maintenance and services	49.6%	48.2%	46.8%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
License	4.1%	3.5%	3.6%
Maintenance and services	9.9%	8.2%	8.4%
Amortization of developed technology	2.6%	4.0%	3.4%

Total cost of revenues	16.6%	15.7%	15.4%

Gross profit	83.4%	84.3%	84.6%

Operating expenses:
Sales and marketing	38.6%	40.4%	47.8%
Research and development	21.8%	21.4%	23.0%
General and administrative	17.6%	16.5%	13.3%
Stock-based compensation and amortization of deferred stock-based compensation*	0.9%	0.4%	0.2%
Write-off of in-process research and development	1.4%	0.0%	0.2%
Restatement and related costs	0.4%	3.8%	0.0%
Litigation settlement expense	6.8%	0.0%	0.0%
Amortization of other intangible assets	0.6%	0.1%	1.0%
Restructuring costs	(0.2)%	0.0%	3.8%

Total operating expenses	87.9%	82.6%	89.3%

Income (loss) from operations	(4.5)%	1.7%	(4.7)%
Interest and other income, net	3.3%	2.6%	3.6%

Income (loss) before provision for income taxes	(1.2)%	4.3%	(1.1)%
Provision for income taxes	(1.2)%	(1.1)%	(0.3)%

Net income (loss)	(2.4)%	3.2%	(1.4)%

As a Percentage of Related Revenues:

Cost of License	8.2%	6.8%	6.7%
Cost of Maintenance/Services	20.0%	17.0%	17.9%

*	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

	Year ended September 30,
	2005	2004	2003
Cost of revenues	0.1%	0.0%	0.0%
Sales and marketing	0.1%	0.0%	0.0%
Research and development	0.3%	0.0%	0.0%
General and administrative	0.4%	0.4%	0.2%

	0.9%	0.4%	0.2%

Revenues

Total revenues were $160.8 million, $146.6 million and $126.2 million in fiscal 2005, 2004 and 2003, respectively. Factors underlying the annual increase in revenues are discussed under “Overview” above. License revenues were $81.1 million, $76.0 million and $67.2 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 quarterly total revenue was $44.7 million, $39.3 million, $37.9 million and $38.9 million for the 4th quarter, 3rd quarter, 2nd quarter and 1st quarter, respectively compared to fiscal 2004 quarterly total revenue of was $36.3 million, $34.8 million, $38.3 million and $37.2 million for the 4th quarter, 3rd quarter, 2nd quarter and 1st quarter, respectively. This quarterly revenue growth in fiscal 2005 compared to fiscal 2004 was primarily attributable to a cautious increase in spending by our customers, and the related growth in our customer base to approximately 1,887 customers in fiscal 2005 from approximately 1,780 in fiscal 2004. The increase in customers reflects the continued growth in new customers in the enterprise sector, which generated 40% of total revenue in the fiscal year ended September 30, 2005, compared with 36% in the fiscal year ended September 30, 2004 and customer growth in emerging geographical markets including Central and Eastern Europe and Asia Pacific. The telecommunications and ISP sector generated 60% of fiscal 2005 revenue, as compared to 64% in fiscal 2004.

Maintenance and service revenues were $79.7 million, $70.6 million and $59.0 million in fiscal 2005, 2004 and 2003 respectively. The increase in maintenance and services revenue in fiscal 2005 and 2004 is primarily the result of providing maintenance and services to a larger installed customer base. The percentage of our total revenues attributable to licensing our software was 50%, 52% and 53% in fiscal 2005, 2004 and 2003, respectively. Maintenance and services revenues accounted for 50%, 48% and 47% in fiscal 2005, 2004 and 2003, respectively.

Revenues from U.S. operations were 48%, 49% and 61% of total revenues in fiscal 2005, 2004 and 2003, respectively. International revenues include all revenues other than those from the United States and are based on location of the customer. See Note 7 of the Notes to Consolidated Financial Statements.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 55%, 61% and 60% of our total license revenues in fiscal 2005, 2004 and 2003, respectively. Also, one third-party distributor, Cisco Systems, Inc, accounted for approximately 13%, 19% and 24% of revenues in fiscal 2005, 2004 and 2003, respectively. No end user customer accounted for more than 10% of total revenue for fiscal 2005, 2004 and 2003.

Cost of Revenue

Cost of license revenues consists primarily of technology license fees paid to third-party software vendors and the costs of fulfillment. Cost of license revenues as a percentage of license revenues were 8.2%, 6.8% and 6.7% in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 cost of license revenues as a percentage of license revenue as compared to fiscal 2004 has increased primarily due to a greater percentage of our revenues being derived from royalty bearing products in 2005 when compared to 2004. The fiscal 2004 cost of license as compared to fiscal 2003 remained constant as a percentage of revenue.

Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing maintenance, consulting and training to customers. Cost of maintenance and service revenues as a percentage of maintenance and service revenues is 20.0% in fiscal 2005, 17.0% in fiscal 2004 and 17.9% in fiscal 2003. The increase in fiscal 2005 cost of maintenance and service revenue as a percentage of maintenance and service revenues in comparison to fiscal 2004 is primarily due to an increase in consulting revenue and increased headcount in the consulting organization. Consulting revenue has a lower gross margin than maintenance revenue, which resulted in the decrease in the gross margin. The improvements in fiscal 2004 over fiscal 2003 were principally due to a proportionally greater percentage of higher-margin maintenance revenues as compared to services revenue.

Cost of the amortization of developed technology relates to the amortization of developed technology acquired in the acquisitions of CAN, NetOps Corporation, RiverSoft plc, Lumos Technologies Inc. NHI, Quallaby Corporation, and GuardedNet Inc. over two to six years. The decrease in the cost of the amortization of developed technology in fiscal 2005 over fiscal 2004 is due to the complete amortization of certain developed technology in fiscal 2005 partially offset by additional acquisitions in fiscal 2005, while the increase in fiscal 2004 over fiscal 2003 is due to additional acquisitions in the preceding fiscal year.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by personnel engaged in sales, technical presales and marketing activities, as well as the costs of trade shows, public relations, marketing materials and other marketing activities. Sales and marketing expenses were $62.0 million, $59.3 million and $60.3 million in fiscal 2005, 2004 and 2003, respectively. Sales and marketing expense increased by $2.7 million in fiscal 2005 compared to fiscal 2004 primarily due to increases of $5.3 million in payroll related costs, driven by an increase in headcounts during fiscal 2005, $0.7 million in sales-related travel expenses, $0.4 million in consulting expenses, $0.4 million in user group marketing conference, $0.2 million in recruiting fees, and $0.2 million in other miscellaneous items, offset by a decrease of $4.5 million in the allocation of costs of the technical services department to sales related activities, reflecting decreasing time spent by technical service employees in sales and marketing departments and areas.

Sales and marketing expense decreased $1.0 million in fiscal 2004 compared to fiscal 2003 due to a decrease of $2.9 million in sales compensation, of which $1.3 million resulted from the expiration of a contract for which sales commission had previously been accrued, with the remaining compensation decrease due to a 9% headcount reduction offset by increased travel costs of $0.8 million, facility costs of $0.7 million, marketing costs of $0.2 million, and $0.2 million in other miscellaneous costs.

Sales and marketing expenses represented 38.6%, 40.4% and 47.8% of total revenues in fiscal 2005, 2004 and 2003, respectively. We anticipate that our sales and marketing expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues.

Research and Development Expense

Research and development expenses consist primarily of salaries and other personnel-related expenses and the costs of computer systems and software development tools. Research and development expenses were $35.1 million, $31.4 million and $29.1 million in fiscal 2005, 2004 and 2003, respectively. The $3.7 million increase in fiscal 2005 as compared to fiscal 2004 is primarily attributable to the $3.8 million increase of payroll related costs, driven by an increase in headcounts during fiscal 2005, offset by a decrease of $0.1 million in consulting fees. The increase in fiscal 2004 as compared to fiscal 2003 is primarily attributable to staffing the research and development department established in Asia Pacific at the end of 2003. Research and development expenses represented 21.8%, 21.4% and 23.0% of total revenues in fiscal year 2005, 2004, and 2003, respectively. We anticipate that our research and development expenses in the coming year will increase in absolute dollars but will vary as a percentage of revenues. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for administration, finance, information systems, legal and human resources, as well as professional fees, other general corporate expenses and bad debt expense. General and administrative expenses were $28.3 million, $24.2 million and $16.8 million in fiscal 2005, 2004 and 2003, respectively. The $4.1 million increase in fiscal 2005 is attributable primarily to increases in payroll related costs of $1.3 million, driven by an increase in headcounts during fiscal 2005, outside professional legal, accounting and consulting fees of $2.5 million, a charge of $0.5 million pursuant to the severance agreement with one of the Company’s former executives, and an increase in recruiting fees of $0.2 million, offset by a decrease of $0.4 million in bad debt expenses. The fiscal 2004 increase is attributable primarily to an increase of $3.5 million of professional service fees associated with pending litigation in fiscal 2004 as compared to fiscal 2003. In addition, the increase is attributable to costs associated with additional accounting, audit and tax fees subsequent to the restatement in the amount of $1.1 million, increased salary and recruiting fees of $2.5 million, and an increase in facility costs of $0.4 million. We anticipate that our general and administrative expenses in the coming year will increase in absolute dollars, as we continue to invest in our infrastructure.

Stock Based Compensation and Amortization of Deferred Stock Compensation

In connection with the acquisition of Quallaby in June, 2005, the Company converted Quallaby options to 1.6 million Company options and, as a result, recorded deferred compensation in the amount of $3.4 million. The amortization of the deferred stock-based compensation for 2005 was $0.9 million. In addition, stock based compensation of $0.5 million is related to the accelerated vesting provisions of a former executive’s stock option awards.

Write-off of in-process research and development

At the time of the Quallaby acquisition, the Company’s management identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated value. This amount, aggregated to be $2.2 million, represents the value of research and development efforts related to technologies that had not reached technological feasibility and for which there was no future alternative use, as determined on the acquisition date, and accordingly expensed at the acquisition date.

Restatement and Related Costs

Restatement and related costs consists of professional fees associated with the retention of independent legal counsel and forensic accountants separate from our independent registered public accounting firm to assist with the investigation undertaken by the Audit Committee of the Company’s Board of Directors in connection with the restatement described in our Forms 10-K and 10-Q filed on May 17, 2004. The 2004 amount includes unanticipated professional fees to our independent registered public accounting firm in connection with the delayed completion of the audit of our financial statements for fiscal year 2003, and the fees payable to an accounting firm (separate from the forensic accountants and independent registered public accounting firm) that we retained to assume day-to-day responsibility for the restatement process from January 2004 to May 2004 including assistance in the preparation of our fiscal year 2003 Form 10-K and Forms 10-Q for the first two fiscal quarters of fiscal 2004. The Company incurred $5.6 million in total accounting and legal fees associated with this investigation and related matters in fiscal 2004, and $0.6 million in fiscal 2005. The decrease in fiscal 2005 reflects the completion of the restatement in fiscal 2004 and the near completion of the related litigation in fiscal 2005.

Litigation settlement expense

In July 2005, the Company reached an agreement with Agilent Technologies, Inc. to settle two patent infringement lawsuits. In addition, in September 2005, the Company reached a settlement related to a patent infringement suit brought against the Company by Aprisma. A charge for both of these items, which totaled $10.9 million, is included in our results of operations for the three months ended June 30, 2005 and the year ended September 30, 2005.

Amortization of Other Intangible Assets

Amortization of other intangible assets results from the acquisition of CAN, NetOps, RiverSoft, Lumos, NHI, Quallaby, and GuardedNet.

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

On June 1, 2005, the Company completed its acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts, and we recorded goodwill of $32.1 million and other intangible assets of approximately $9.6 million in fiscal 2005.

On August 1, 2005, the Company completed its acquisition of GuardedNet, Inc., a privately-held software company based in Atlanta, Georgia, and we recorded goodwill of $13.5 million and other intangible assets of approximately $4.6 million.

Amortization of other intangible assets relating to our acquisitions described above was $0.9 million, $0.2 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively. The charges reflect the amortization of other intangible assets over estimated useful lives of six months to six years. The increase in fiscal 2005 from 2004 is mainly due to certain patents acquired during the three months ending December 31, 2004 and other intangibles acquired as part of the Quallaby and GuardedNet acquisitions. The decrease in fiscal 2004 from 2003 is mainly due to certain intangibles that have been fully amortized in prior periods. (See Item 8, Notes 1 and 2 of the Notes to Consolidated Financial Statements.)

Restructuring Costs

During the fiscal year ended September 30, 2003 and 2002, we incurred $4.8 million and $4.4 million, respectively, in restructuring costs. No restructuring costs were recorded in fiscal 2004, and a credit of $0.3 million was recorded in fiscal 2005 as a result of a favorable settlement in relation to a restructuring severance case (See Restructuring related assessments under Critical Accounting Policies and Estimates and also Item 8, Note 10 of the Notes to Consolidated Financial Statements.)

Interest and Other Income

Interest and other income predominately relates to the interest earned from our holdings of cash equivalents and investments. Interest and other income was $5.3 million, $3.8 million and $4.6 million in fiscal 2005, 2004 and 2003, respectively. The increase in interest and other income, net in fiscal 2005 over 2004 was primarily due to a general increase in interest rates on our investments, while the decrease in fiscal 2004 over 2003 was primarily due to a general decreases in interest rates.

Provision for Income Taxes

The provision for income taxes was $1.9 million, $1.6 million and $0.4 million for fiscal 2005, 2004 and 2003, respectively. The $0.3 million increase in fiscal 2005 from fiscal 2004, and the $1.2 million increase in fiscal 2004 from fiscal 2003, was mainly a result of increased taxable income in certain higher taxed jurisdictions outside the U.S. Although we had a loss before income tax in fiscal 2005, we had a tax expense as we had taxable income in certain tax jurisdictions, which could not be offset against losses in other tax jurisdictions. (See Item 8, Note 5, “Income Taxes” of the Notes to Consolidated Financial Statements for NOL carry forward and other income tax details).

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company evaluated the requirements of FIN 47 and concluded that the application of FIN 47 does not have a material impact on its results of operations or financial position.

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

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act to determine whether it will make repatriations under the Act.

Liquidity and Capital Resources

As of September 30, 2005, we had $53.7 million in cash and cash equivalents and $104.2 million in marketable securities, as compared to $38.2 million in cash and cash equivalents and $155.3 million in marketable securities as of September 30, 2004. The net decrease in cash and cash equivalents and marketable securities for fiscal 2005, which was $35.7 million, was due primarily to cash used in the acquisition of businesses of $48.1 million, open market purchases of our stock of $9.9 million under our previously announced stock repurchase program, capital expenditures of $6.0 million, and the purchase of patents for $2.0 million. These uses of cash and cash equivalents and marketable securities were partially offset by cash provided by operating activities of $26.9 million. The most significant adjustments to reconcile net income to net cash provided by operating activities were the net increase in deferred revenue of $30.4 million and the increase in net accounts receivable of $18.8 million due to increased bookings in fiscal 2005 compared to fiscal 2004, depreciation and amortization expense of $9.1 million, and the net increase in accrued expenses of $6.8 million. In addition to the cash provided by operating activities, we also received $6.4 million for proceeds from the issuance of common stock.

As of September 30, 2004, we had $38.2 million in cash and cash equivalents and $155.3 million in marketable securities, as compared to $51.5 million in cash and cash equivalents and $138.6 million in marketable securities as of September 30, 2003. The net increase in cash and cash equivalents and marketable securities for fiscal 2004, which was $3.5 million, was due primarily to cash provided by operating activities of $8.4 million and proceeds from the issuance of common stock of $4.4 million. These sources of cash and cash equivalents and marketable securities were partially offset by capital expenditures of $3.2 million and open market purchases of our stock of $4.5 million under our previously announced stock repurchase program. The most significant adjustments to reconcile net income to net cash provided by operating activities were depreciation and amortization expenses of $9.8 million, the increase in net accounts receivables of $6.5 million which was primarily the result of increased revenue in fiscal 2004 compared to fiscal 2003, the net increase in prepaid expenses and other current assets of $2.6 million which was primarily as a result of the Company entering into prepaid time based royalty contracts during fiscal 2004, the net decrease in accounts payable of $2.6 million primarily as a result of a greater percentage of payables becoming due in the final quarter of fiscal 2004 in comparison to fiscal 2003, and the net increase in deferred revenue of $3.9 million which is attributable to the increase in our customer base in fiscal 2004.

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

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2005 and the effect the contractual obligations is expected to have on our liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	Payment Due By Period		More than 5 years
			1-3 years	3-5 years
Operating leases	$19.4	$6.1	$7.8	$3.5	$2.0

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

Working Capital

Our working capital was $94.6 million at September 30, 2005 compared to $19.4 million at September 30, 2004, an increase of $75.2 million or 387%. The increase in working capital was primarily the result of the $15.4 million increase in cash and cash equivalents, the $63.0 million increase in short-term investments, the $19.9 million increase in net accounts receivables, offset by the $12.0 million increase in accrued expenses, and by the $15.3 million increase in deferred revenue, current portion.

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

We have instituted remedial measures concerning our accounting controls and procedures in the past year in response to the restatement of our financial statements described in our Forms 10-K and 10-Q filed on May 17, 2004, and in order to comply with SEC rules effective for us for years ending on or after November 15, 2004, relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. However, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

We need to continue to develop relationships with leading network equipment and telecommunications providers and to expand our third-party channels of distribution through OEMs, resellers and systems integrators. We currently invest significant resources to develop these relationships and channels of distribution, which could reduce our ability to generate profits. Third-party distributors accounted for approximately 47%, 46% and 48% of our total revenues in fiscal 2005, 2004 and 2003, respectively. Our business will be harmed if we are not able to retain and attract additional distributors that market our products effectively. Further, many of our agreements with third-party distributors are nonexclusive, and many of the companies with which we have agreements also have similar agreements with our competitors or potential competitors. Certain of our third-party distributors have significantly greater sales and marketing resources than we do, and their sales and marketing efforts may conflict with our direct sales efforts. In addition, although sales through third-party distributors result in reduced sales and marketing expense with respect to such sales, we sell our products to third-party distributors at reduced prices, resulting in lower gross margins on such third-party sales. We believe that our success in penetrating markets for our fault and service level management applications depends substantially on our ability to maintain our current distribution relationships, in particular, those with Cisco Systems, IBM, Ericsson, Unisphere (Siemens), Alcatel and Sun Microsystems. Our business will be harmed if network equipment and telecommunications providers and distributors discontinue their relationships with us, compete directly with us or form additional competing arrangements with our competitors.

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

Telecommunications carriers, including Internet service providers, that deliver advanced communications services to their customers accounted for approximately 60%, 64% and 60% of our total revenues in fiscal 2005, 2004 and 2003, respectively. In addition, these providers are an important focus of our sales strategy. If these customers cease to deploy advanced communications services for any reason, the market for our products will be harmed. Also, delays in the introduction of advanced services or the failure of such services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use our products in the deployment of these services would harm our business.

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

We have relied on stock options and Employee Stock Purchase Plan participation as a significant element of our compensation philosophy, and the requirement to expense options could negatively affect this.

We are required to account for options under our employee stock plans as a compensation expense starting in our 2006 fiscal year, which will significantly reduce our net income and earnings per share in future periods. We are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value or purchases under the terms of the Employee Stock Purchase Plan. This new accounting standard will require us to estimate and record fair value of all stock options and shares purchased under our employee stock plans as compensation expense in our consolidated statements of operations for quarterly periods beginning October 1, 2006. We cannot predict with certainty at this time whether additional changes in accounting standards or new laws or regulations will affect the timing or calculation of these expense charges, or whether and how these expense charges may affect our equity compensation plans and practices and ability to retain and motivate our employees.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures.

We have acquired other businesses and we may make additional acquisitions in the future, which will complicate our management tasks and could result in substantial expenditures. In August 2003, we completed the acquisition of NETWORK HARMONi, Inc. (NHI) a former OEM partner and developer of intelligent agents which provides the core data collection technology within Netcool®/System Service Monitors™ (Netcool/SSMs) and Netcool®/Application Service Monitors™ (Netcool/ASMs), which gather realtime information about distributed systems, servers, and applications across the IT infrastructure. NHI’s OpCenter product is a lightweight centralized IT management and problem resolution system that is ideally tailored for mid-sized enterprise IT infrastructures. The Company also assumed several pending patent applications that had already been filed by NHI. On June 1, 2005, we completed the acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts. On August 1, 2005, we completed the acquisition of GuardedNet, Inc., a privately-held software company based in Atlanta, Georgia. In December, 2004, the Company acquired 8 patents from SBC Knowledge Ventures, Inc., relating to network management software and telephone paging technology, for the purpose of building its patent portfolio and for use in the patent litigation described in detail in Item 3 “Legal Proceedings.” Because of these acquisitions, we are integrating distinct products, customers and corporate cultures into our own. These past and potential future acquisitions create numerous risks for us, including:

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

Further, some of the products we acquire could require significant additional development before they can be marketed and may not generate revenue at levels we anticipate. Moreover, our future acquisitions, if any, may result in issuances of our equity securities which dilute our stockholders, the incurrence of debt, large one-time write-offs and creation of goodwill or other intangible assets that could result in amortization and impairment expense. It is possible that our efforts to consummate or integrate acquisitions will not be successful, which would harm our business.

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues.

All of our revenues have been derived from licenses for our Netcool family of products and related maintenance, training and consulting services. We currently expect that Netcool/OMNIbus-related revenues will continue to account for a substantial percentage of our revenues beyond fiscal 2005 and for the foreseeable future thereafter. Although we have other products, our future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of Netcool/OMNIbus, improvements to the product and new and enhanced Netcool/OMNIbus applications. Our business will be harmed if Netcool/OMNIbus does not continue to achieve market acceptance or if we fail to develop and market improvements to Netcool/OMNIbus or new or enhanced products. The life cycles of Netcool/OMNIbus, including it’s applications, are difficult to estimate due in large part to the recent emergence of many of our markets, the effect of future product enhancements and competition. A decline in the demand for Netcool/OMNIbus as a result of competition, technological change or other factors would harm our business.

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

We license our products in foreign countries. In addition, we maintain a significant portion of our operations, including a significant portion of our software development operations, in the United Kingdom. Fluctuations in the value of these currencies relative to the United States dollar may adversely impact our results in the future. See Note 7 “Geographic and Segment Information” in Notes to Consolidated Financial Statements for information concerning revenues outside the United States. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

See Part I, Item 3 “Legal Proceedings” for a description of the recently settled patent litigation.

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

Due to rapidly changing market conditions, our goodwill and other long-lived assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2005, we had approximately $113.5 million of goodwill and other intangible assets, which relate to the acquisitions of CAN, NetOps, RiverSoft, Lumos, NHI, Quallaby, and GuardedNet. The Company regularly performs reviews to determine if the carrying value of assets is impaired. As part of our impairment assessment, we examine economic conditions, products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. No such impairment has been indicated to date. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial condition and reported results of operations.

Future sales of our common stock may affect the market price of our common stock.

As of September 30, 2005, we had approximately 82.4 million shares of common stock outstanding, excluding approximately 18.7 million shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from approximately $0.23 to $106.22 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception such sales could occur, may materially and adversely affect prevailing market prices for common stock. In addition, tax charges resulting from the exercise of stock options could adversely affect the reported results of operations.

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

Foreign Currency Hedging Instruments

We operate internationally and transact business in various foreign currencies and thus we are exposed to potentially adverse movements in foreign currency rate changes. This exposure is primarily related to local currency denominated revenues and operating expenses in the U.K. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. To date, we have not designated our foreign exchange forward contracts as accounting hedges and, accordingly, if such forward contracts remained open at period end, we would adjust these instruments to fair value through earnings in the period of change in their fair value. However, as of September 30, 2005, no hedging contracts were outstanding.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity at the reporting date are considered to be cash equivalents; investments with maturities at the reporting date between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months at the reporting date are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 2.8%.

Item 8.	Financial Statements and Supplementary Data

MICROMUSE INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	As of September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$53,657	$38,232
Restricted cash	2,000	—
Short-term investments	87,422	24,469
Accounts receivable, net of allowance for doubtful accounts of $791 and $1,042 as of September 2005 and 2004, respectively	39,790	19,901
Prepaid expenses and other current assets	12,307	8,893

Total current assets	195,176	91,495
Property and equipment, net	7,396	5,002
Long-term investments	16,811	130,873
Goodwill	95,105	50,240
Other intangible assets, net	18,350	6,743

Total assets	$332,838	$284,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,118	$4,283
Accrued expenses	32,446	20,408
Income taxes payable	7,869	6,460
Deferred revenue	56,183	40,912

Total current liabilities	100,616	72,063

Long-term deferred revenue	22,797	3,023

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized; 82,434 and 79,982 shares issued and outstanding as of September 30, 2005 and 2004, respectively	824	800
Additional paid-in capital	234,163	216,580
Treasury stock, at cost; 3,009 and 1,400 shares as of September 30, 2005 and 2004, respectively	(17,066)	(7,147)
Accumulated other comprehensive loss	(3,177)	(1,833)
Deferred stock-based compensation	(2,360)	—
Retained earnings (accumulated deficit)	(2,959)	867

Total stockholders’ equity	209,425	209,267

Total liabilities and stockholders’ equity	$332,838	$284,353

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended September 30,
	2005	2004	2003
Revenues:
License	$81,097	$75,996	$67,156
Maintenance and services	79,662	70,581	58,995

Total revenues	160,759	146,577	126,151

Cost of revenues:
License	6,615	5,203	4,520
Maintenance and services	15,956	11,983	10,567
Amortization of developed technology	4,200	5,908	4,313

Total cost of revenues	26,771	23,094	19,400

Gross profit	133,988	123,483	106,751
Operating expenses:
Sales and marketing	61,991	59,254	60,323
Research and development	35,100	31,427	29,074
General and administrative	28,312	24,236	16,813
Stock-based compensation and amortization of stock-based compensation*	1,419	553	192
Write-off of in-process research and development	2,200	—	304
Restatement and related costs	643	5,634	—
Litigation settlement expense	10,900	—	—
Amortization of other intangible assets	893	196	1,225
Restructuring costs (recovery)	(281)	—	4,795

Total operating expenses	141,177	121,300	112,726

Income (loss) from operations	(7,189)	2,183	(5,975)
Interest and other income	5,304	3,847	4,565

Income (loss) before provision for income taxes	(1,885)	6,030	(1,410)
Provision for income taxes	(1,941)	(1,642)	(372)

Net income (loss)	$(3,826)	$4,388	$(1,782)

Per share data:
Basic net income (loss)	$(0.05)	$0.06	$(0.02)
Diluted net income (loss)	$(0.05)	$0.05	$(0.02)

Weighted average shares used in computing:
Basic net income (loss) per share	79,251	78,479	75,981
Diluted net income (loss) per share	79,251	80,957	75,981

*	The allocation of the amortization of stock-based compensation relates to the expense categories as set forth below:

	Year Ended September 30,
	2005	2004	2003
Cost of revenues	$87	$—	$—
Sales and marketing	233	—	—
Research and development	524	—	—
General and administrative	575	553	192

	$1,419	$553	$192

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock		Deferred stock-based compensation	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Stockholders’ Equity	Comprehensive income (loss) for the year
	Shares	Amount		Shares	Amount
Balance as of September 30, 2002	75,194	$752	$196,849	(400)	$(2,657)	$—	$(580)	$(1,739)	$192,625
Stock options exercised	2,191	22	10,209	—	—	—	—	—	10,231
Issuance of common stock under stock purchase plan	1,159	11	3,191	—	—	—	—	—	3,202
Tax benefit related to the exercise of stock options	—	—	36	—	—	—	—	—	36
Amortization of deferred employee compensation	—	—	192	—	—	—	—	—	192
Recruiting expense related to issuance of warrants	—	—	220	—	—	—	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	—	(968)	—	(968)	$(968)
Net loss	—	—	—	—	—	—	—	(1,782)	(1,782)	(1,782)

Balance as of September 30, 2003	78,544	785	210,697	(400)	(2,657)	—	(1,548)	(3,521)	203,756	(2,750)

Stock options exercised	375	4	1,260	—	—	—	—	—	1,264
Issuance of common stock under stock purchase plan	1,063	11	3,146	—	—	—	—	—	3,157
Treasury stock purchased	—	—	—	(1,000)	(4,490)	—	—	—	(4,490)
Tax benefit related to the exercise of stock options	—	—	924	—	—	—	—	—	924
Amortization of deferred employee compensation	—	—	553	—	—	—	—	—	553
Foreign currency translation adjustment	—	—	—	—	—	—	(285)	—	(285)	(285)
Net income	—	—	—	—	—	—	—	4,388	4,388	4,388

Balance as of September 30, 2004	79,982	800	216,580	(1,400)	(7,147)	—	(1,833)	867	209,267	4,103

Stock options exercised	1,885	19	4,160	—	—	—	—	—	4,179
Issuance of common stock under stock purchase plan	567	5	2,182	—	—	—	—	—	2,187
Treasury stock purchased	—	—	—	(1,609)	(9,919)	—	—	—	(9,919)
Tax benefit related to the exercise of stock options	—	—	1,378	—	—	—	—	—	1,378
Compensation expense related to accelerated vesting of employee stock options	—	—	513	—	—	—	—	—	513
Amortization of stock-based compensation	—	—	—	—	—	906	—	—	906
Deferred stock-based compensation related to stock options granted	—	—	9,495	—	—	(3,411)	—	—	6,084
Reversal of unamortized deferred stock-based compensation related to stock option forfeitures	—	—	(145)	—	—	145	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(1,344)	—	(1,344)	(1,344)
Net loss	—	—	—	—	—	—	—	(3,826)	(3,826)	(3,826)

Balance as of September 30, 2005	82,434	$824	$234,163	(3,009)	$(17,066)	$(2,360)	$(3,177)	$(2,959)	$209,425	$(5,170)

See Accompanying Notes to Consolidated Financial Statements

MICROMUSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,826)	$4,388	$(1,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,122	9,767	11,781
Provision for (recovery of) doubtful accounts	(103)	281	(709)
Stock-based compensation and amortization of stock-based compensation	1,419	553	192
Expense related to issuance of warrant for services	—	—	220
Tax benefit related to the exercise of stock options	1,378	924	36
Write-off of in-process research and development	2,200	—	304
Loss on sale of fixed assets	163	119	—
Changes in operating assets and liabilities:
Accounts receivable	(18,705)	(6,743)	5,165
Prepaid expenses and other current assets	(2,835)	(2,624)	(251)
Accounts payable	(538)	(2,566)	3,945
Accrued expenses	6,822	363	(4,272)
Income taxes payable	1,409	92	(284)
Deferred revenue	30,439	3,859	3,985

Cash provided by operating activities	26,945	8,413	18,330
Cash flows from investing activities:
Capital expenditures	(5,968)	(3,171)	(1,672)
Acquisition of businesses, net of cash acquired	(48,074)	(425)	(24,518)
Payments for purchase of patents	(2,000)	—	—
Repayment of long term debt assumed upon acquisition	—	—	(1,255)
Receipt of historical Riversoft tax refund	310	—	—
Increase in restricted cash	(2,000)	—	—
Purchase of investments	(103,531)	(245,115)	(193,173)
Proceeds from the maturity of investments	154,640	228,405	134,810

Cash used in investing activities	(6,623)	(20,306)	(85,808)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,366	4,421	13,433
Purchase of treasury stock	(9,919)	(4,490)	—

Cash (used in) provided by financing activities	(3,553)	(69)	13,433
Effects of exchange rate changes on cash and cash equivalents	(1,344)	(1,284)	(1,845)

Net increase (decrease) in cash and cash equivalents	15,425	(13,246)	(55,890)
Cash and cash equivalents, at beginning of year	38,232	51,478	107,368

Cash and cash equivalents, at end of year	$53,657	$38,232	$51,478

Supplemental disclosures of cash flow information:
Cash paid during the year—taxes	$858	$352	$622

See Accompanying Notes to Consolidated Financial Statements.

MICROMUSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications, none of which affected net income (loss), have been made to prior amounts to conform to the current year presentation. In particular, certain amounts in fiscal 2004 and 2003 as reported on the Condensed Consolidated Balance Sheet and Condensed Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $52.5 million in auction rate securities from cash and cash equivalents to long-term investments on the September 30, 2004 consolidated balance sheet. This reclassification is based on the Company’s interpretation of the definition of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

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

The costs of our technical services department are allocated between cost of revenue, sales and marketing expenses, and research and development expenses based upon an estimate of the time spent by the technical services’ employees in the various departments and the areas benefited by that time. Total costs of the technical services department were $22 million, $25 million and $23 million in fiscal years 2005, 2004 and 2003, respectively. The allocation rates applied to these department costs were 30% to cost of revenue, 63% to sales and marketing, and 7% to research and development in fiscal year 2005; 22% to cost of revenue, 73% to sales and marketing, and 5% to research and development in fiscal year 2004; and 20% to cost of revenue, 75% to sales and marketing, and 5% to research and development in fiscal year 2003. The allocation estimate is subject to change and, if changed, will impact the allocation of expenses in the statement of operations but will not impact net income or loss.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of the minimum balance required to be maintained at a banking institution as additional security for a credit facility the Company assumed in connection with the acquisition of Quallaby Corporation in June 2005. Refer to Note 9, Credit Facility.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management’s expectations. One third-party distributor customer accounted for approximately 13%, 19% and 24% of revenues for the years ended September 30, 2005, 2004 and 2003, respectively. No third party-distributor customer accounted for more than 10% of total receivables at September 30, 2005 and 2004. No end user customer accounted for more than 10% of total revenue for fiscal 2005, 2004 and 2003. One end user customer accounted for more than 10% of total receivables at September 30, 2005 and no end user customer accounted for more than 10% of total receivables at September 30, 2004.

To date, our revenues have resulted primarily from sales to the telecommunications industry, including internet service providers (ISPs). License revenues from telecommunications industry customers and ISPs combined accounted for 60%, 64% and 60% of our total revenues in fiscal 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short term nature of these balances.

Investments

The Company has invested in certain marketable securities that are categorized as held-to-maturity. At September 30, 2005, the Company had invested $53.7 million in cash and money market funds, $60.6 million in debt securities issued by U.S. government agencies and $43.6 million in corporate notes and bonds. At September 30, 2004, the Company had invested $38.2 million in cash and money market funds, $41.6 million in debt securities issued by U.S. government agencies and $113.8 million in corporate notes and bonds. The aggregate fair value of these investments, which are accounted for using the amortized cost-basis of accounting, approximates their respective carrying value. Securities with maturities as of reporting date between three and twelve months are considered to be short-term investments, while securities with maturities as of the reporting date in excess of twelve months are considered to be long-term investments.

As of September 30, 2005, the contractual maturities of the Company’s investment securities are as follows—$87.4 million within one year and $16.8 million between one and three years.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 (in millions):

	Less than 12 months	Unrealized Losses	12 months or more	Unrealized Losses	Total	Unrealized Losses
Description of Securities	Fair Value		Fair Value		Fair Value
Federal agency mortgage backed securities	$7.5	$—	$47.5	$0.5	$55.0	$0.5
U.S. treasuries	4.9	0.1	—	—	4.9	0.1
Corporate bonds	10.2	—	27.5	0.3	37.7	0.3
Commercial paper	17.8	—	—	—	17.8	—

Total temporarily impaired securities	$40.4	$0.1	$75.0	$0.8	$115.4	$0.9

The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at September 30, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The Company had no impairments of long-lived assets in fiscal 2005, 2004, or 2003.

Goodwill and Other Intangible Assets

The Company reviews the carrying amount of goodwill for impairment during the fourth quarter of the fiscal year in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In addition the Company performs an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to the Company’s strategic and financial direction, as well as changes to the competitive and economic landscape. Changes in circumstances that are considered important for asset impairment include, but are not limited to, a decrease in the Company’s market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in the Company’s forecasted growth and significant changes to operating costs.

As part of the Company’s impairment assessment, the Company examines economic conditions, products, customer base and geography. Based on these criteria, the Company determines which products the Company will continue to support and sell and, thereby, determines which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of the Company’s long-lived assets may not be recoverable the Company then estimates the fair value of these long-lived assets based on the sum of the expected discounted future cash flows expected to result from the use of the assets and their eventual disposition under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

The Company’s revenues are derived from license revenues for its Netcool family of products, as well as associated maintenance, consulting and training services revenues. The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), and recognizes revenue using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement to be based on the price charged to the customer when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contracts. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the maintenance of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that this element has been delivered.

For all of its software arrangements, the Company defers revenue for the fair value of the undelivered elements and recognizes revenue for the delivered elements when the basic criteria of SOP 97-2 have been met—(1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable and (4) collectibility is probable. The Company evaluates each as follows:

•	Persuasive evidence of an arrangement exists: For license arrangements with end-users, an arrangement is evidenced by a written contract, which is signed by both the customer and the Company, or an equivalent document from those customers who have previously negotiated a standard license arrangement with the Company. Sales to the Company’s resellers are evidenced by a master agreement governing the relationship together with a purchase order on a transaction-by-transaction basis. For certain OEM arrangements, an arrangement is evidenced on receipt of a delivery notification to the end user. Further, in the case of arrangements with resellers and OEMs, evidence of sell-through to an end user is required as additional evidence that an arrangement exists. Evidence of sell-through usually comes in the form of a purchase order or contract identifying the end user and sell-through shipping reports, identifying the “ship to” location.

•	Delivery has occurred: Delivery to both our direct customers and our resellers and OEMs is considered to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the fully functional licensed programs.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

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

Cost of license revenue primarily includes license fees paid to third party software vendors and fulfillment costs. Cost of maintenance and services revenue consists primarily of personnel related costs incurred in providing maintenance, consulting and training to customers.

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

Accrued Sales Commissions

The Company accounts for commission accruals and related expenses to reflect a liability in the period the obligation arose for the actual amounts to be paid, with the related expense being recorded in the period in which the related revenue was recognized. The Company calculates the total commission liability for all valid purchase orders or approved written contracts received in the period, and adjusts the expense for purchase orders or approved written contracts not recognized as revenue in the period because they did not meet one or more of the revenue recognition requirements of SOP 97-2.

Stock-Based Compensation

The Company provides equity incentives to its employees (including those hired as a result of acquisitions) and to members of its Board of Directors. The Company applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company is not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. The Company also is not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.

In October 1995, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Although these pronouncements allow the Company to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, the Company is required to disclose our pro forma net income or loss and pro forma net income or loss per share as if it had adopted SFAS No. 123 and SFAS No. 148. This pro forma impact of applying SFAS No. 123 and SFAS No. 148 in fiscal 2005, 2004 and 2003 does not necessarily represent the pro forma impact in future years. To determine the pro forma impact, the Company has employed the widely-used Black-Scholes model to estimate the fair value of options granted. See Note 4—Stockholders’ Equity.

The following reflects the effect on net income (loss) had the Company applied SFAS No. 123 and SFAS No. 148 to its results of operations for the fiscal years 2005, 2004, and 2003 (in thousands, except for per share data):

	Year ended September 30,
	2005	2004	2003
Net income (loss), as reported	$(3,826)	$4,388	$(1,782)
Add: stock-based compensation expense, included in net loss, net of tax of $0	1,419	553	192
Less: stock-based compensation determined under SFAS No. 123, net of tax of $0	(17,844)	(27,559)	(33,800)

Net loss, pro-forma	$(20,251)	$(22,618)	$(35,390)

Basic net income (loss) per share, as reported	$(0.05)	$0.06	$(0.02)
Basic net loss per share, pro-forma	$(0.26)	$(0.29)	$(0.46)
Diluted net income (loss) per share, as reported	$(0.05)	$0.05	$(0.02)
Diluted net loss per share, pro-forma	$(0.26)	$(0.29)	$(0.46)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in other comprehensive income (loss) in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency, and translation adjustments and the effects of exchange rate changes on intercompany transactions which are short-term in nature, are included in results of operations and have not been significant to the Company’s consolidated operating results in any year.

Per Share Data

Basic per share amounts are calculated using the weighted-average number of common shares outstanding during the year. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method.

Excluded from the computation of the diluted loss per share for the year ended September 30, 2004 were options to acquire 13.7 million shares of common stock, respectively, because their effect would be anti-dilutive. Also excluded from the computation of the diluted loss per share for the year ended 2004 was a warrant to acquire 50,000 shares of common stock at $7.27 per share, because their effect would be anti-dilutive. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

	Year ended September 30,
	2005	2004	2003
Numerator for basic and diluted net income (loss) per share	$(3,826)	$4,388	$(1,782)

Denominator for basic net income (loss) per share—weighted-average shares outstanding*	79,251	78,479	75,981
Dilutive effect of:
Warrants	—	54	—
Common stock options	—	2,424	—

Denominator for diluted net income (loss) per share—weighted average shares outstanding	79,251	80,957	75,981

*	Excludes treasury shares repurchased by the Company

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The only component of accumulated other comprehensive loss is foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material.

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company evaluated the requirements of FIN 47 and concluded that the application of FIN 47 does not have a material impact on its results of operations or financial position.

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123® will be effective for the Company beginning on October 1, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123® while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company believes adoption of SFAS No. 123(R) will have a material impact on its results of operations and financial condition.

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

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act to determine whether it will make repatriations under the Act.

Note 2.	Acquisitions

Quallaby Corporation

On April 8, 2005, the Company entered into an agreement to acquire Quallaby Corporation (“Quallaby”), a privately-held software company based in Lowell, Massachusetts. On June 1, 2005, the Company completed its acquisition of Quallaby. The acquisition is planned to advance the Company’s ability to manage converged IP services through an integrated console that combines the Company’s fault management technology with Quallaby’s performance management software.

Subject to the terms of the merger agreement, the Company paid $33.0 million in cash for all the issued share capital of Quallaby assumed and converted certain stock options held by Quallaby employees, resulting in issuance of options to purchase 1.6 million shares of the Company’s common stock, valued at $6.1 million, and incurred transaction costs of $1.8 million consisting primarily of legal and financial services fees, for a total of $40.9 million. The valuation of the options assumed pursuant to the acquisition uses the following assumptions: 4-year term, volatility of 54%, annual interest rate of 3.60%, 0.00% dividend yield, and the closing price of the Company’s stock on June 1, 2005. The transaction was accounted for under the purchase method of accounting with Quallaby’s results of operations included from June 1, 2005.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in millions):

Cash and cash equivalents	$3.1
Accounts receivable	0.8
Property and equipment	0.5
Other assets	0.4

Total tangible assets acquired	4.8

Deferred revenue	(4.3)
Other liabilities	(3.3)
Accounts payable	(0.2)

Total liabilities assumed	(7.8)

Net liabilities assumed	$(3.0)

Under purchase accounting, the purchase price is allocated to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on an evaluation and review of the net assets acquired, the amounts and components of the purchase price along with the allocation of the purchase price are as follows: (in millions)

		Amortization period (in years)
Liabilities assumed, net	$(3.0)
Intangible assets:
In process research and development	2.2	—
Developed technology	5.2	4
Core technology	1.0	4
Maintenance agreements	1.4	4
Trademarks	1.0	5
Customer relationships	1.0	4
Goodwill	32.1	Not applicable

Total intangible assets	43.9

Total	$40.9

The value of identifiable intangible assets was determined in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations. Developed technology represents the value of the existing technology for products which have been developed and reached technological feasibility. The value is calculated based on the implicit income derived from revenues for sales of existing technology. Based on the product life cycle, historical product lives, and new functionality arising from each product release, developed technology is estimated to have a useful life of four years and will be amortized on a straight line basis. Core technology represents a combination of design methodologies, processes and trade secrets. The acquired core technology represents core modular architecture that is used in the Quallaby products, both current and planned future releases. The value is calculated based on an estimate of the royalties saved because Quallaby owns the technology. Core technology is estimated to have a useful life of four years, and will be amortized on a straight line basis. The value of maintenance agreements represents the implicit income derived as a result of the fees customers pay Quallaby when customers enter into maintenance and support contracts. Based on historical attrition rates, the useful life of the maintenance agreements is estimated to be four years, and will be amortized on a straight line basis. The value of the trademark represents the estimated royalties saved because Quallaby owns the trademark, based on an estimated royalty rate. Based on the estimated useful life of the technology, the useful life of the trademark is estimated to be five years, and will be amortized on a straight line basis. The value of customer relationships represents revenue generated by Quallaby from sales of future versions of the existing product to existing customers. The value is calculated based on an estimate of the implicit income derived from this. Based on customer attrition and technology obsolescence, the useful life of customer relationships is estimated to be four years. The weighted average amortization period for amortizable Quallaby intangible assets is 4.1 years. The in-process technology of $2.2 million has been charged to operations during the year ended September 30, 2005.

Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of tangible and intangible assets purchased less liabilities assumed. Residual goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. We do not expect the goodwill amount to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested at least annually for impairment.

Micromuse identified four research projects in areas for which technological feasibility had not been established and no alternative future uses existed. These four projects represent research and development to create the next generation versions and new applications of its primary software products. Two of the four projects were approximately 11% to 15% complete, and the other two of the four projects were approximately

85% to 88% complete, as of the date of the close of the transaction. Micromuse estimated that it would cost approximately $1.2 million in additional research and development expenses to complete these four projects and they were completed by September 30, 2005. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. Key assumptions utilized in determining these values include:

•	discount rate of 20 to 22%, representing the cost of capital as related to the estimated time to complete the projects and the level of risk involved; and

•	the percentage of completion for the projects, determined using costs incurred prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility.

Results for the Quallaby acquisition have been included in our consolidated results of operations beginning on June 1, 2005. The following pro forma results of operations for the year ended September 30, 2005 and 2004 assume the acquisition occurred at the beginning of the year ended September 30, 2004. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had the companies been combined during the specified period. The pro forma information excludes non-recurring items which consist only of acquired in-process technology expense of $2.2 million: (in million, except per share amounts):

	Year ended September 30,
	2005 (unaudited)	2004 (unaudited)
Net revenue	$162,856	$151,253
Net loss	$(13,037)	$(7,052)
Basic net loss per share	$(0.16)	$(0.09)
Diluted net loss per share	$(0.16)	$(0.09)

GuardedNet, Inc.

On August 1, 2005, the Company completed its acquisition of GuardedNet, Inc. (“GuardedNet”), a privately held software company based in Atlanta, Georgia, to broaden its technology portfolio to address the growing market demand for security analysis, risk mitigation, incident management, and compliance software solutions.

Subject to the terms of the merger agreement, the Company paid $16.2 million in cash for all the issued share capital of GuardedNet, and incurred transaction costs of $0.3 million consisting primarily of legal and financial services fees, for a total of $16.5 million.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in millions):

Cash and cash equivalents	$0.1
Accounts receivable, net	0.2
Property and equipment, net	0.1
Other assets	0.2

Total tangible assets acquired	0.6

Deferred revenue	(0.3)
Other liabilities	(1.7)
Accounts payable	(0.2)

Total liabilities assumed	(2.2)

Net liabilities assumed	$(1.6)

Under purchase accounting, the purchase price is allocated to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on an evaluation and review of the net assets acquired, the amounts and components of the purchase price along with the allocation of the purchase price are as follows: (in millions)

		Amortization period (in years)
Liabilities assumed, net	$(1.6)
Intangible assets:
Developed technology	2.4	4
Maintenance agreements and related relationships	1.1	4
Trademarks	0.2	4
Customer relationships	0.9	4
Goodwill	13.5	Not applicable

Total intangible assets	18.1

Total	$16.5

The value of identifiable intangible assets was determined in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations”. Developed technology represents the value of the existing technology for products which have been developed and reached technological feasibility. The value is calculated based on the implicit income derived from revenues for sales of existing technology. Based on the product life cycle, historical product lives, and new functionality arising from each product release, developed technology is estimated to have a useful life of four years and will be amortized on a straight line basis. The value of maintenance agreements and related relationships represents the implicit income derived as a result of the fees customers pay GuardedNet when customers enter into maintenance and support contracts. Based on historical attrition rates, the useful life of the maintenance agreements and related relationships is estimated to be four years, and will be amortized on a straight line basis. The value of trademark represents the estimated royalties saved because GuardedNet owns the trademark, based on an estimated royalty rate. Based on the estimated useful life of the technology, the useful life of the trademark is estimated to be four years, and will be amortized on a straight line basis. The value of customer relationships represents revenue generated by GuardedNet from sales of future versions of the existing product to existing customers. The value is calculated based on an estimate of the implicit income derived from this. Based on customer attrition and technology obsolescence, the useful life of customer relationships is estimated to be four years. The weighted average amortization period for amortizable GuardedNet intangible assets is 4.0 years.

Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of assets purchased less liabilities assumed and to identifiable intangible assets. Residual goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. We do not expect the goodwill amount to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized but will be tested at least annually for impairment.

Results for the GuardedNet acquisition have been included in our consolidated results of operations beginning on August 1, 2005. The following pro forma results of operations for the year ended September 30, 2005 and 2004 assume the acquisition occurred at the beginning of the year ended September 30, 2004. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had the companies been combined during the specified period. No non-recurring items were excluded in the pro forma information (in million, except per share amounts)

	Year ended September 30,
	2005 (unaudited)	2004 (unaudited)
Net revenue	$163,852	$150,321
Net loss	$(7,459)	$(1,028)
Basic net loss per share	$(0.09)	$(0.01)
Diluted net loss per share	$(0.09)	$(0.01)

Note 3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,
	2005	2004
Property and equipment:
Computer equipment and related software	$34,027	$33,633
Furniture and fixtures	5,521	3,726
Leasehold improvements	4,037	5,946

	43,585	43,305
Accumulated depreciation and amortization	(36,189)	(38,303)

	$7,396	$5,002

Depreciation expense for the fiscal years ended 2005, 2004, and 2003 was $4,029, $3,663 and $6,051, respectively.

Goodwill and Intangible Assets

The following tables set forth the carrying amount of goodwill as of September 30, 2005 and 2004. Goodwill also includes amounts originally allocated to assembled workforce in acquisitions that occurred prior to the issuance of SFAS No. 141 in the 2004 fiscal year (in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$113,021	$(17,916)	$95,105

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,156	$(17,916)	$50,240

The increase in the net carrying amount of goodwill is primarily related to the acquisitions of Quallaby and GuardedNet, $32.1 million and $13.5 million, respectively, completed during fiscal 2005, offset by the receipt of historical Riversoft tax refund of $0.3 million, and foreign currency exchange effects of $0.4 million.

The following tables set forth the carrying amount of intangible assets that are being amortized (in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$32,764	$(21,884)	$10,880
Customer contracts	5,630	(1,410)	4,220
Trademarks and patents	5,625	(2,375)	3,250

Intangibles related to business acquisitions	$44,019	$(25,669)	$18,350

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,371	$(17,892)	$6,479
Customer contracts	1,362	(1,233)	129
Trademarks	807	(672)	135

Intangibles related to business acquisitions	$26,540	$(19,797)	$6,743

The total amortization expense related to intangible assets and developed technology is set forth in the table below (in thousands):

	Year ended September 30,
	2005	2004	2003
Developed technology	4,200	5,908	4,313
Customer contracts	309	22	778
Trademarks	584	174	168
Other intangible assets	—	—	279

Total amortization	$5,093	$6,104	$5,538

The amortization of developed technology is recorded as a cost of revenue line item with the remaining amortization being reflected as an operating expense.

The total expected future amortization related to intangible assets is set forth in the table below (in thousands):

Fiscal Year	Future Amortizations
2006	5,566
2007	5,382
2008	4,026
2009	3,118
2010	258

Total	$18,350

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2005	2004
Accrued expenses:
Payroll and sales commission related	$12,919	$10,863
Accrued litigation settlement	8,400	—
Other	11,127	9,545

	$32,446	$20,408

Note 4.	Stockholders’ Equity

Common Stock

At September 30, 2005, the Company is authorized to issue 200,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Common stock reserved for future issuance as of September 30, 2005, is as follows:

Stock options outstanding	18,738,268
Stock options reserved for future grant	5,115,603
Employee stock purchase plan	2,135,856

25,989,727

Warrants

In October 2001, the Company incurred approximately $0.4 million of executive recruiting costs related to the hiring of one of the Company’s officers. Included in this amount was a charge related to the fair value of a warrant issued to the executive search firm to purchase 54,321 shares of our common stock at a price of $5.42 per share, cash fees paid to the executive search firm and certain relocation costs. The charge for the warrant was determined in a manner in accordance with SFAS No. 123, Accounting for Stock-Based Compensation by using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.1%, expected volatility of 90%, and contractual life of three years. This warrant to acquire 54,321 shares expired on October 1, 2004.

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

On July 22, 2004, the Company announced a program under which the Company may repurchase up to 2,000,000 shares of its common stock over the next 12 months, of which 1,000,000 shares were acquired as of September 30, 2004 at a total cost of $4.5 million.

On April 27, 2005, the Company announced a new, substituted share repurchase program under which it may repurchase up to 6,000,000 shares of its common stock over the next 12 months, of which 1,608,500 shares were acquired as of September 30, 2005. Purchases may be made from time to time in the open market, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of Micromuse stock, general business and market conditions, and other investment opportunities.

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

	Outstanding options
	Number of shares	Weighted-average exercise price
Balance as of September 30, 2002	12,091,228	22.47
Granted	6,381,800	4.29
Exercised	(2,191,754)	4.67
Canceled	(2,924,904)	29.04

Balance as of September 30, 2003	13,356,370	15.28
Granted	6,777,750	7.92
Exercised	(374,471)	3.37
Canceled	(3,602,326)	10.43

Balance as of September 30, 2004	16,157,323	13.39
Granted	7,466,588	4.44
Exercised	(1,885,089)	2.21
Canceled	(3,000,554)	17.24

Balance as of September 30, 2005	18,738,268	$10.24

As of September 30, 2005 and 2004, there were 10,479,300 and 8,078,352 fully vested and exercisable shares, with weighted-average exercise prices of $13.47 and $18.88, respectively. As of September 30, 2005, approximately 5,115,603 shares were available for grant. The following table summarizes information concerning outstanding and exercisable options under the Plans outstanding as of September 30, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of shares	Weighted-average remaining life (in years)	Weighted-average Exercise Price	Number of shares	Weighted-average Exercise Price
$ 0.23 - $ 3.11	2,129,692	6.90	$1.75	1,723,476	$1.93
$ 3.20 - $ 4.41	825,983	6.46	3.63	611,133	3.55
$ 4.45 - $ 4.95	3,088,886	6.37	4.93	747,528	4.94
$ 4.98 - $ 5.51	2,304,744	5.75	5.36	1,243,921	5.43
$ 5.52 - $ 7.27	2,938,902	7.47	6.75	1,341,706	7.15
$ 7.28 - $ 8.03	1,104,700	7.95	7.92	481,973	7.85
$ 8.06 - $ 8.11	2,414,615	7.28	8.11	1,032,241	8.11
$ 8.15 - $ 14.56	1,921,741	6.16	8.95	1,303,535	9.23
$14.84 - $ 79.88	1,885,105	4.21	42.92	1,871,887	42.91
$80.41 - $ 106.22	123,900	4.33	91.28	121,900	91.20

$ 0.23 - $ 106.22	18,738,268	6.49	$10.24	10,479,300	$13.47

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $3.83, $3.99 and $2.46, respectively, on the date of grant using the Black-Scholes option pricing model, with the following weighted assumptions: 2005—expected dividend yield of 0.0%, risk-free interest rate of 3.6%, expected volatility of 87% and expected life of four years; 2004—expected dividend yield of 0.0%, risk-free interest rate of 2.6%, expected volatility of 63% and expected life of four years; 2003—expected dividend yield of 0.0%, risk-free interest rate of 3.2%, expected volatility of 84% and expected life of four years.

1998 Employee Stock Purchase Plan

In January 1998, the Board of Directors adopted the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. As of September 30, 2005, approximately 2,135,856 shares of common stock have been reserved for issuance under the ESPP.

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

The purchase price is equal to 85% of the lower of (a) the market price of common stock immediately before the beginning of the applicable offering period or (b) the market price of common stock at the time of the purchase. In general, each offering period is 24 months long, but a new offering period begins every six months. Thus, up to four overlapping offering periods may be in effect at the same time. An offering period continues to apply to a participant for the full 24 months, unless the market price of common stock is lower when a subsequent offering period begins. In that event, the subsequent offering period automatically becomes the applicable period for purposes of determining the purchase price. A total of 567,811 shares in fiscal year 2005, 1,063,333 shares in fiscal year 2004 and 1,159,352 shares in fiscal year 2003 of the Company’s common stock were issued under the ESPP at prices ranging from $3.83 per share to $4.80 per share for fiscal 2005.

The per share weighted-average fair values of Employee Stock Purchase Plan shares granted during fiscal 2005, 2004 and 2003 were $1.80, $2.54 and $1.75, respectively, calculated using the Black-Scholes option pricing model with the following weighted assumptions: 2005—expected dividend yield of 0.0%, risk-free interest rate of 3.0%, expected volatility of 62% and expected life of 1.08 years; 2004—expected dividend yield of 0.0%, risk-free interest rate of 2.6%, expected volatility of 63% and expected life of 0.5 years; 2003—expected dividend yield of 0.0%, risk-free interest rate of 3.2%, expected volatility of 84% and expected life of 0.5 years.

In February 2005, the Company amended certain provisions of its ESPP adding a sub-plan (“Sub Plan”) for new participants (eligible employees who had not participated in the ESPP prior to February 1, 2005). The ESPP specifically authorizes the Compensation Committee of the Company’s Board of Directors to adopt rules and make other policy decisions with regard to the administration and operation of the ESPP. The Committee determined that it was appropriate and advisable to establish a sub-plan to the ESPP, effective from February 1, 2005, for the purpose of allowing eligible employees to participate in a revised form of the ESPP beginning with the February 1, 2005 offering. In particular, the Sub Plan reduced the offering period to six months, with no look-back or re-set provisions and provided that the purchase price for each share of stock purchased at the close of an offering period under the Sub Plan shall be 85% of the fair market value of such share on the last trading day before the commencement of the next applicable offering period. In July 2005, the Company further amended certain provisions of its Sub Plan to the ESPP. In particular, the amendment maintains all ongoing offering periods under the Sub Plan at 6 months; the purchase price for each share of stock purchased at the close of an offering period under the Sub Plan remains at 85% of the fair market value of such share on the last trading day before the commencement of the next applicable offering period; and there remains no look-back or re-set provisions and the dates for the commencement of each subsequent offering period under the Sub Plan have been extended to February 10 and August 10. See also Recent Accounting Pronouncements above concerning new requirements to expense share-based payments.

Note 5.	Income Taxes

The provision for income taxes was as follows (in thousands):

	Year ended September 30,
	2005	2004	2003
Current:
Federal	$1,077	$973	$77
State	344	364	93
Foreign	520	305	202

Total Current	1,941	1,642	372

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

	$1,941	$1,642	$372

The current tax benefits resulting from the exercise of employee stock options are approximately $1.4 million, $0.9 million and $36,000 in fiscal 2005, 2004 and 2003, respectively. These benefits are not included in the above provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below (in thousands):

	As of September 30,
	2005	2004
Accruals and allowances not currently deductible	$1,422	$1,275
Depreciation and amortization	289	697
State taxes	—	26
Acquired intangible property	(6,217)	(2,620)
Tax credit carry-forwards	6,768	6,209
Other	—	(48)
Net operating loss carry-forwards	84,600	99,344

Total deferred tax assets	86,862	104,883
Valuation allowance	(86,862)	(104,883)

Net deferred tax assets	$—	$—

Included in gross deferred tax assets at September 30, 2005, is approximately $65.6 million which pertains to net operating loss carry-forwards from tax deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses is accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. Also included in gross deferred tax assets at September 30, 2005, is approximately $16.6 million, which pertains to preacquisition net operating loss carry-forwards of acquired companies. The Company has provided a valuation allowance to offset the net deferred tax assets, which primarily relate to U.S. and foreign net operating loss carry-forwards. The Company is unable to conclude that its deferred tax assets are more likely than not to be realized from its US or foreign operations, as appropriate. The change in the valuation allowance from September 30, 2004 to September 30, 2005, was $18.0 million. The amount of gross deferred tax assets from preacquisition net operating loss carry-forwards of certain acquired companies and the corresponding valuation allowance was reduced by $20.2 million from the amount included at September 30, 2004, since the Company was unable to conclude that it was more likely than not that those loss carry-forwards would be utilizable based on limitations under Section 382 of the Internal Revenue Code.

Sources of income (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2005	2004	2003
United States	$(1,021)	$2,514	$(711)
International	(864)	3,516	(699)

Total	$(1,885)	$6,030	$(1,410)

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34%, 34% and 34% to profit (loss) before taxes) for fiscal 2005, 2004 and 2003, respectively, as follows (in thousands):

	Year ended September 30,
	2005	2004	2003
Income tax expense (benefit) at federal statutory rate	$(641)	$2,050	$(479)
State income taxes, net of federal benefits	344	241	61
Permanent differences	(406)	141	182
Nondeductible purchased research and development	748	—	117
Nondeductible goodwill from acquisitions	—	—	—
Foreign income at other than US rates	1,323	(886)	—
Unbenefitted losses	1,396	1,168	491
Tax credits	(800)	(1,138)	—
Other, net	(23)	66	—

	$1,941	$1,642	$372

As of September 30, 2005, the Company had net operating loss carryforwards for federal, state, and foreign purposes of approximately $162.6 million, $132.4 million, and $80.1 million, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2018. The state net operating loss carryforwards will expire, if not utilized, at varying dates depending on the laws of each state. The foreign net operating loss carryforwards will expire at varying dates depending on the laws of each country. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. In the event of an ownership change, utilization of the net operating loss carryforwards could be significantly reduced. In addition, Section 382 may also limit the Company’s ability to utilize certain net operating loss carryforwards acquired as part of the Company’s acquisitions.

U.S. income taxes were not provided on the undistributed earnings of certain non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the United States. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has not yet determined whether it will make repatriations under the Jobs Creation Act, however, any such distributions would not change the Company’s intention to indefinitely reinvest undistributed earnings in operations outside the United States.

Note 6.	Defined Contribution Plan

In February 1998, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plan. Participants may contribute up to 60% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plan allows for discretionary contributions by the Company. Such discretionary contributions are immediately vesting. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. The Company made no contributions during fiscal 2004 and 2003, but in fiscal 2005 made fully-vested matching contributions to the 401(k) plan equal to 50% of each participating employee’s contribution, up to 5% of the employee’s pay to a maximum annual matching contribution of $3,000. Matching contributions aggregated $0.4 million for fiscal 2005.

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

The Company markets its products primarily from the United States. International sales are primarily to customers in the United Kingdom and Continental Europe. Information regarding regional revenues, which are based on the location of the end-user, and operations in different geographic regions, is as follows (in thousands):

	Year ended September 30,
	2005	2004	2003
Revenues:
United States	$77,558	$72,252	$76,874
United Kingdom	29,391	25,299	15,432
Other International	53,810	49,026	33,845

Total	$160,759	$146,577	$126,151

		As of September 30,
		2005	2004
Long-lived assets:
United States		$94,080	$44,193
International		26,771	17,792

Total		$120,851	$61,985

Note 8.	Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. The lease agreements expire at various dates during the next six years. Certain lease agreements contain renewal options providing for an extension of the lease term.

Rent expense was approximately $5.8 million, $6.3 million and $8.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, future minimum lease payments under non-cancelable operating leases, including facilities we have exited as part of our restructuring activities, net of any sub-lease income, are approximately $6.1 million, $4.7 million, $3.1 million, $2.1 million, and $1.4 million, respectively, for each of the years in the five-year period subsequent to September 30, 2005 and $2.0 million in the years thereafter.

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

Contingencies

On September 30, 2005, the Company announced that it had entered into a settlement agreement relating to the previously disclosed patent lawsuits with Aprisma Management Technologies, Inc. Under the settlement, the lawsuits were terminated in exchange for the payment by Micromuse of $8.4 million to Computer Associates (the parent company of Aprisma) and the grant of certain patent cross-licenses and covenants not to sue between the two sides. The settlement was reached with no admission of liability or wrongdoing by any party.

On July 5, 2005, the Company announced that it had entered into a settlement agreement relating to the previously disclosed patent lawsuits with Agilent Technologies, Inc. Under the settlement, the lawsuits were terminated in exchange for a broad cross-license between the parties and the payment by Micromuse of $2.5 million to Agilent. The settlement was reached with no admission of liability or wrongdoing by any party.

On June 27, 2005, the Company announced that settlement agreements relating to the federal securities class action lawsuit and related federal derivative suit had been reached. The settlements were reached with no admission of liability or wrongdoing by any party. On December 7, 2005, the United States District Court for the Northern District of California held a final approval hearing for both settlements. On December 8, 2005, the Court entered its order approving the settlements as fair and reasonable and dismissing with prejudice the federal securities class action suit and the federal derivative suit.

Between February 2, 2004 and March 16, 2004, the Company was also named as a nominal defendant along with certain of its current and former officers and directors in three derivative actions, purportedly brought by shareholders on the Company’s behalf, filed in the Superior Court of California, County of San Francisco. On April 21, 2004, those actions were consolidated and this case is still pending. The derivative complaints allege that, as a result of the events underlying the restatement in early 2004, certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, and that certain current and former officers and directors engaged in insider trading in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from the defendants. As a result of the stipulated settlement and dismissal with prejudice of the federal derivative suit described above, the Company and other defendants intend to seek dismissal of this action.

On November 28, 2005, a petition for appraisal was filed in the Delaware Chancery Court for New Castle County, relating to the Company’s acquisition of GuardedNet, Inc. on August 1, 2005. This action by 20 former shareholders of GuardedNet seeks appraisal of 800,000 shares of common stock formerly owned by them in GuardedNet, under Section 262 of the Delaware General Corporation Law. The suit has just commenced, and the Company’s management has not had an opportunity to thoroughly review the claims. At this time, the Company’s management believes that the case will not likely result in an adverse finding by the Chancery Court, and that any unexpected adverse finding would not have a material adverse effect on the Company. The Company intends to vigorously defend against the appraisal claims.

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

Pending or future litigation is inherently unpredictable, could be costly and divert our management’s attention away from our business, and could have a material adverse effect on our business, financial results or condition, or cash flow. See also Risk Factors in Part II, Item 7 of this Form 10-K “Our efforts to protect our intellectual property may not be adequate, and third-parties have in the recent past claimed and may claim in the future that we are infringing their proprietary rights.”

Due to the inherent unpredictability of litigation, the Company cannot predict the outcome of pending matters with any certainty. Because of the uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the pending lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, management of the Company is unable to make a reasonable estimate of the losses that could result from these matters. Accordingly, no accruals for these contingencies have been recorded.

Note 9.	Credit Facility

In May 2004, Quallaby Corporation, which was acquired by the Company in June 2005, entered into a financing arrangement with a bank. The Company has assumed that arrangement and related amendments. Under the arrangement, the Company has access to a $7.5 million loan facility guaranteed by the Export-Import Bank of the United States (the “Exim Facility”). The Exim Facility provides for a $6.4 million letter of credit for the benefit of Lloyds TSB Bank and contains a provision requiring the Company to maintain $2.0 million in restricted cash at the bank as additional security. The Company also has other letters of credit issued under the Exim Facility totaling approximately $0.5 million, and has $0.6 million remaining available to draw down under the EXIM facility. The arrangement requires the Company to maintain certain financial and non-financial covenants. At September 30, 2005 the Company was in compliance with the covenants. The EXIM agreement expires in January 2006. Other than the letters of credit issued under this arrangement, there are no borrowings outstanding under this arrangement. The Exim Facility is collateralized by all assets of the Company and bears interest at a rate of the prime rate plus 1%. In addition, a commitment fee of 1% per annum on the face amount of each letter of credit issued.

Note 10.	Restructuring Costs (Benefits)

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

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal expenses as a result of the termination of employees. Severance and employment related charges could be higher than the Company has estimated should there be additional arbitration and legal proceedings. As of September 30, 2005, no severance accrual balance is outstanding related to the 2002 or 2003 restructuring plan.

Facility costs primarily represent closure and downsizing costs related to offices in Europe and North America that were vacated as part of the fiscal 2002 restructuring program. Closure and downsizing costs include payments required under lease contracts, after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). As of September 30, 2005, the remaining $0.3 million accrual of lease termination costs, net of estimated sublease income, is expected to be resolved on various dates through March 2006.

The following table sets forth the restructuring activity for the years ended September 30, 2005, 2004 and 2003 (in thousands):

	Fiscal 2002 Restructuring Plan		Fiscal 2003 Restructuring Plan
	Facility	Severance	Severance	Total
Accrual balance at September 30, 2002	971	1,636	—	2,607
Restructuring charges	1,655	—	3,140	4,795
Amounts utilized:
Cash paid	(828)	(1,171)	(2,640)	(4,639)
Non-cash charges	(155)	—	(49)	(204)

Accrual balance at September 30, 2003	1,643	465	451	2,559
Restructuring charges	—	—	—	—
Amounts utilized:
Cash paid	(827)	(175)	(84)	(1,086)
Non-cash charges	(469)	—	(11)	(480)

Accrual balance at September 30, 2004	347	290	356	993
Restructuring charges	4	—	—	4
Recoveries	—	(285)	—	(285)
Amounts utilized:
Cash paid	(32)	—	(356)	(388)
Non-cash charges	(9)	(5)	—	(14)

Accrual balance at September 30, 2005	$310	$—	$—	$310

Note 11.	Related Party Transaction

In June, 2005, the Company completed the acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts. Lloyd Carney, who currently serves as Chairman of the Board and Chief Executive Officer of the Company, is a limited partner, with no voting rights, in two investment funds that held preferred stock in Quallaby Corporation. Mr. Carney’s interest in the consideration received by these funds was less than $20,000, which the Company’s Board deemed immaterial.

Note 12.	Subsequent Events

On November 14, 2005, the Audit Committee of the Micromuse Board of Directors approved a change in our fiscal year-end from September 30 of each year to October 31 of each year. The change is expected to be ratified by the Board of Directors. Micromuse will report information with respect to the one month transition period beginning on October 1, 2005, and ending October 31, 2005, in its Form 10-Q to be filed for the new first fiscal quarter beginning November 1, 2005 and ending January 31, 2006, and in its Form 10-K to be filed for the new fiscal year ending October 31, 2006, pursuant to SEC Rule 13a-10.

At the beginning of fiscal 2006, we completed our move-in to the new corporate office space in San Francisco. We expect the overall lease and related facility payments for the prior corporate office space to be no more than $5.0 million for the period from fiscal 2006 to fiscal 2008. We expect to record a provision related to this in the first fiscal quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Micromuse Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A (ii), that Micromuse Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Micromuse Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Micromuse Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Also, in our opinion, Micromuse Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Micromuse Inc

We have audited the accompanying consolidated balance sheets of Micromuse Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micromuse Inc. and subsidiaries as of September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of Micromuse Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of and effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

December 14, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

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

(ii) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(iii) Changes in Internal Control over Financial Reporting

We hired a number of new personnel during the 2005 fiscal year, including a new Chief Financial Officer, a Vice President of Finance and Corporate Controller who serves as our Principal Accounting Officer, and number of other accounting and finance staff. During the fourth fiscal quarter, these personnel implemented a number of new internal controls over financial reporting which led to an overall improvement in our internal control structure. The material changes in internal control over financial reporting during the fourth quarter consisted of formalizing and implementing certain control procedures over general computer controls, human resource related controls, and other financial reporting controls over general accounting. Except as described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(iv) Inherent Limitations of Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Micromuse have been detected.

Item 9B.	Other Information

ICP Amendment.

On November 15, 2005, the Compensation Committee of the Micromuse Board of Directors adopted an amendment to the Company’s Worldwide Incentive Compensation Plan ( ICP), consisting of the fiscal 2006 quarterly net revenue and pro forma earnings per share targets used to calculate quarterly cash bonuses. The other general provisions of the plan, filed as Exhibit 10.20 to our Form 10-Q filed on May 10, 2005, and as amended by the new targets, will apply to the bonuses for fiscal 2006 . The specific quantitative revenue and pro forma earnings per share performance targets are not public information and are the subject of a request for confidential treatment.

The ICP provides for quarterly cash bonus payments to each eligible employee, including our executive officers. Under the ICP, the Company sets a bonus target amount for each eligible employee, which is then payable on a quarterly basis multiplied by a percentage equal to, less than or more than 100% depending on the combination of quarterly net revenues and pro-forma earnings per share achieved by the Company, and multiplied by a further percentage based on individual performance. The bonuses can range from zero to a maximum of 150% of the bonus target.

The quarterly bonus target amount for our named executive officers is as follows: Lloyd A. Carney (Chief Executive Officer), $100,000; Nell O’Donnell (Senior Vice President and Corporate and Board Secretary), $20,000; Arun Oberoi (Executive Vice President of Global Sales and Technical Services), $62,500; and Ian Halifax (Chief Financial Officer), $31,250.

Executive Agreements

In accordance with SEC rules, the following information in this Item 9B is provided in lieu of a Current Report on Form 8-K, Item 1.01, Entry into a Material Agreement, that would otherwise be due within 4 business days after the December 13, 2005, date noted below on which certain management compensation arrangements were approved.

On December 13, 2005, the Company entered into amendments to its employment agreements with Ian Halifax (Chief Financial Officer), Nell O’Donnell (Senior Vice President and Corporate and Board Secretary), and Steven Vattuone (Vice President Finance and Corporate Controller), among other Company executives, for the purpose of normalizing the termination and change of control provisions in employment agreements among all senior Company executives. The Company recently undertook an effort to equalize the employment terms among its senior executives, which differed due to circumstances on hiring, promotions over time, and various local laws. The principal changes in these amendments are summarized below:

In Mr. Halifax’s amendment, a provision regarding the reimbursement of COBRA costs for a 12-month period was added, together with a clause to address the changing regulations under IRC 409A. Also, the acceleration treatment of his initial option grant, in the case of his termination without cause or his resignation for good reason, will be extended to any subsequent options grants.

The same changes regarding COBRA reimbursement and IRC 409A adjustments were made in Ms. O’Donnell’s amendment, except that the treatment of options in the case of her termination without cause or her resignation for good reason was modified to the greater of 6 months options vesting or vesting of 50% of her unvested options at the time of her termination or resignation.

Mr. Vattuone’s amendment contained the same provisions regarding COBRA reimbursement and IRC 409A adjustments, and also included a provision that extended the acceleration treatment of his initial options grant, in the case of his termination without cause or his resignation for good reason, to any subsequent option grants.

Except as noted above, the existing terms of the underlying agreements, including terms relating to vesting of options in connection with a change of control or corporate transaction, remain in effect. The amendments summarized above are included as exhibits to this report and should be read in conjunction with the underlying agreements. The summary above is not intended as a complete description of, and is qualified by reference to, those exhibits.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding directors, the Audit Committee of the Micromuse Board of Directors, and the audit committee financial expert as defined in SEC rules, and Section 16 reporting compliance required by Item 10 is incorporated herein by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the annual meeting of stockholders scheduled to be held in San Francisco, California, on February 8, 2006 (the “Proxy Statement”).

Information required under this Item 10 relating to the code of ethics defined in SEC rules is set forth in Part I, Item 1 “Business—Information Available on the Micromuse Website” of this Form 10-K and is incorporated herein by this reference.

Executive Officers

Certain information regarding the executive officers of the Company is provided below:

Name	Age	Position
Lloyd A. Carney	43	Chairman of the Board and Chief Executive Officer
Nell O’Donnell	42	Senior Vice President and Corporate and Board Secretary
Arun Oberoi	51	Executive Vice President of Global Sales and Technical Services
Ian Halifax	45	Chief Financial Officer

Lloyd A. Carney joined Micromuse as Chairman of the Board and Chief Executive Officer effective July 28, 2003. From January 2002 until joining Micromuse, Mr. Carney served as Executive Vice President of Operations of Juniper Networks, Inc. and oversaw a broad range of business operations including the sales, marketing, engineering, manufacturing, and customer service organizations. Before joining Juniper Networks, he served as the President of the Core IP Division of Nortel Networks (a division focused on delivering internet and next generation networking solutions) and as President of the Wireless Internet Division of Nortel Networks (a carrier-focused multi-billion dollar business unit delivering advanced wireless technologies to the marketplace). Prior to that Mr. Carney served as President of the Enterprise Data Division of Nortel Networks (a multi-billion dollar voice and data services business unit). A twenty-year veteran of the networking industry, Mr. Carney has held managerial and engineering roles at Bay Networks, Data General, Prime Computer, Proteon, and Radio Corporation of America (RCA). He holds a B.S. degree in electrical engineering from Wentworth Institute and an M.B.A. from Lesley College.

Nell O’Donnell was promoted to Senior Vice President and Corporate and Board Secretary in the fall of 2004 and has served as the Company’s General Counsel since September 2003. She is responsible for the Company’s worldwide legal matters and provides legal and business counsel and support to all Micromuse teams, including sales, product development, human resources, technical services, MIS, marketing and finance. She has an extensive background in many areas critical to the business, including revenue and technology licensing, acquisitions and strategic transactions. Since joining Micromuse in 1999 as Associate General Counsel, she has taken leadership roles on many key corporate matters and agreements with Micromuse customers, partners and vendors. Before coming to Micromuse she was Senior Corporate Counsel at Hewlett Packard Co. Prior to HP, she was an associate in the Intellectual Property department of the law firm of Graham & James in San Francisco. She graduated from Stanford University with a B.A. in History in 1985 and earned her J.D. degree from Loyola Law School in 1991.

Arun Oberoi joined Micromuse on January 12, 2004 as Micromuse’s Executive Vice President of Global Sales and Technical Services. Prior to joining Micromuse, he served in a series of senior executive positions at Hewlett-Packard, serving most recently in the role of Vice President and General Manager, Corporate Accounts

and Industries, HP Services. During his 20 years at HP, Mr. Oberoi also held leadership positions in HP’s Worldwide Software Sales and Marketing organization, with overall sales and marketing responsibility for the OpenView product portfolio as well as HP’s security, middleware, and e-business software products. Mr. Oberoi completed his bachelor degree at Delhi University and has a double Masters in Business, with an MBA from Kellogg School of Management, Northwestern University.

Ian Halifax was appointed as Chief Financial Officer of Micromuse effective January 17, 2005, and, prior to joining Micromuse, served since October 1999 as Chief Financial Officer of Macrovision Corporation, a developer and licensor of copy protection, electronic licensing and rights management technologies, most recently as Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of Macrovision. Before joining Macrovision, Mr. Halifax served as Chief Financial Officer of S-Vision, a private semiconductor display technology company, from February 1999 to September 1999, and as Director, Corporate Transactions for KPMG LLP, an accounting firm, from October 1997 to January 1999. Mr. Halifax holds a B.A. in English from the University of York and a M.B.A. from Henley Management College. Mr. Halifax is a Certified Public Accountant and a Certified Management Accountant.

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

The information required by Item 12 concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Proposal No. 2 – Approval of Micromuse Inc. 2006 Stock Incentive Plan” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

In June, 2005, the Company completed the acquisition of Quallaby Corporation, a privately-held software company based in Lowell, Massachusetts. Lloyd Carney, who currently serves as Chairman of the Board and Chief Executive Officer of the Company, is a limited partner, with no voting rights, in two investment funds that hold preferred stock in Quallaby Corporation. Based on the current agreement to acquire Quallaby, Mr. Carney’s interest in the consideration to be received by these funds is estimated to be less than $20,000, which the Company’s Board deemed immaterial.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm—Fees and Services” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See the Consolidated Statements beginning on page 43 of this Form 10-K.

(2) Financial Statement Schedule

See the Financial Statement Schedule at page 76 of this Form 10-K.

(3) Exhibits

See Exhibit Index at page 79 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMUSE INC.

By:	/s/ LLOYD A. CARNEY
Lloyd A. Carney Chairman and Chief Executive Officer

Date: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/S/ LLOYD A. CARNEY (Lloyd A. Carney)	Chairman and Chief Executive Officer	December 12, 2005

/S/ IAN HALIFAX (Ian Halifax)	Chief Financial Officer (Principal Financial Officer)	December 12, 2005

/S/ STEVEN VATTUONE (Steven Vattuone)	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	December 12, 2005

/S/ JOHN C. BOLGER (John C. Bolger)	Director	December 12, 2005

/S/ MICHAEL E. W. JACKSON (Michael E. W. Jackson)	Director	December 12, 2005

/S/ DAVID C. SCHWAB (David C. Schwab)	Director	December 12, 2005

/S/ KATHLEEN M. H. WALLMAN (Kathleen M. H. Wallman)	Director	December 12, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2005, 2004 and 2003

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended September 30, 2005	$1,042	(103)	(148)	$791
Year Ended September 30, 2004	$1,231	281	(470)	$1,042
Year Ended September 30, 2003	$3,827	(709)	(1,887)	$1,231

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference From:				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger as of April 7, 2005, between Micromuse Inc., Sydney Acquisition Inc. (subsidiary of Micromuse), and Quallaby Corporation	8-K	000-23783	2.1	4/13/2005

2.2	Agreement and Plan of Merger as of June 30, 2005, between Micromuse Inc., Brinks Acquisition, Inc., (subsidiary of Micromuse) and GuardedNet, Inc.	8-K	000-23783	2.2	7/1/2005

3.1	Restated Certificate of Incorporation of Micromuse	10-K	000-23783	3.1	12/21/01

3.2	Amended and Restated Bylaws of Micromuse	S-1	333-58975	3.2	7/13/98

10.1	Form of Amended and Restated Indemnification Agreement between Micromuse and its directors and officers	10-K	000-23783	10.1	5/17/04

10.2	1997 Stock Option/Stock Issuance Plan, as amended*	10-K	000-23783	10.2	5/17/04

10.3	Forms of Stock Option Agreements applicable to directors and executive officers under the 1997 Stock Option/Stock Issuance Plan*	10-K	000-23783	10.13	12/14/04

10.4	Forms of Stock Option Agreements applicable to certain officers under the 1997 Stock Option/Stock Issuance Plan (certain 2002 grants)*	10-K	000-23783	10.2	12/23/02

10.5	1998 Employee Stock Purchase Plan, as amended*					X

10.6	1998 Non-Officer Stock Option/Stock Issuance Plan and forms of agreements thereunder	10-K	000-23783	10.11	12/23/02

10.7	Employment Agreement as of July 28, 2003, between Lloyd A. Carney and Micromuse Inc.*	10-K	000-23783	10.10	5/17/04

10.8	Notice of Stock Option Grant and Stock Option Agreement as of February 9, 2004, between Lloyd A. Carney and Micromuse Inc.*	10-K	000-23783	10.15	5/17/04

10.9	Executive Employment Continuation Agreement as of December 13, 2002 between Nell O’Donnell and Micromuse Inc.*	10-K	000-23783	10.6	12/14/04

10.10	Executive Employment Continuation Agreement as of December 13, 2002 between Michael Foster and Micromuse Inc.*	10-K	000-23783	10.7	5/17/2004

10.11	Employment Agreement as of January 12, 2004, between Arun Oberoi and Micromuse Inc.*	10-K	000-23783	10.14	5/17/2004

10.12	Amendment No. 1 as of September 30, 2004, to Employment Agreement between Arun Oberoi and Micromuse Inc.*	10-K	000-23783	10.16	12/14/04

10.13	Employment Agreement as of December 3, 2004, between Ian Halifax and Micromuse Inc.*	8-K	000-23783	99.2	12/08/04

Exhibit No.	Description	Incorporated by Reference From:				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.14	Revised Employment Agreement as of January 27, 2005, between Steven Vattuone and Micromuse Inc.*	10-Q	000-23783	10.21	8/09/05

10.15	Employment Agreement as of October 1, 2001, between Michael L. Luetkemeyer and Micromuse Inc.*	10-K	000-23783	10.12	12/23/02

10.16	Executive Employment Continuation Agreement as of January 19, 2004, between Michael Luetkemeyer and Micromuse Inc.*	10-Q	000-23783	10.19	2/09/05

10.17	Fiscal Year 2005 Worldwide Incentive Compensation Plan* †	10-Q	000-23783	10.20	5/10/2005

10.18	Amendment to Fiscal Year 2005 Worldwide Incentive Compensation Plan* †					X

10.19	Summary of Director Compensation.*	10-K	000-23783	10.17	12/14/04

10.20	Settlement Agreement as of September 27, 2005, between Micromuse Inc. and Aprisma Management Technology, Inc., Aprisma affiliate Concord Communications, Inc. and their parent Computer Associates International, Inc.					X

10.21	Amendment 1 to Executive Employment Continuation Agreement between Micromuse Inc. and Nell O’Donnell*					X

10.22	Amendment 1 to Employment Agreement between Micromuse Inc. and Ian Halifax*					X

10.23	Amendment 1 to Employment Agreement between Micromuse Inc. and Steven Vattuone*					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31	Separate Certifications of the Chief Executive Officer and the Chief Financial Officer of Micromuse under SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of Micromuse under SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.
†	Indicates that confidential treatment has been requested for omitted portions of this document.